Form 10-K
J C NICHOLS CO
filed 1997-04-01
CIK 71978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington,  D. C. 20549
                                    FORM 10-K

(Mark One)

/ X / ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the fiscal year ended December 31, 1996
                                       OR
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from  __________ to _________

                         Commission file number 0-06181

                              J.C. NICHOLS COMPANY
             (Exact name of registrant as specified in its charter)

       Missouri                                               44-0371610
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    310 Ward Parkway
  Kansas City, Missouri                                                64112
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (816) 561-3456

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                                    Name of Each Exchange on
   Title of Each Class                                   Which Registered
-----------------------                             ------------------------
Common Stock, $.01 par value                              NOT APPLICABLE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant (1,998,396 shares)as of March 21, 1997 was $62.0 million, based on a bid price of $31.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 21, 1997: 3,849,358 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997, are incorporated by reference into Part III.

                                 INDEX
                                 -----
                                                                    PAGE
                                                                    ----
ITEM 1.    BUSINESS                                                   3

ITEM 2.    PROPERTIES                                                13

ITEM 3.    LEGAL PROCEEDINGS                                         21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       24

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, UNREGISTERED SALES
           OF EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS      25

ITEM 6.    SELECTED FINANCIAL DATA                                   26

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       27

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               39

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                       81

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        82

ITEM 11.   EXECUTIVE COMPENSATION                                    82

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                                     82

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            82

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                               83

                               PART I


ITEM 1.                  BUSINESS

            The J. C. Nichols Company (the "Company" or "JCN") is a real estate operating company engaged in the acquisition, development, ownership, and management of a diversified portfolio of real estate properties, principally located in the Kansas City, Missouri metropolitan area. The Company's real estate development activities were initiated in 1902. The Company was incorporated in Missouri in 1908 and its principal office has been at 310 Ward Parkway, Kansas City, Missouri since July 1930.

            The Company is best known for its development, ownership, and management of the Country Club Plaza area (the "Plaza"), a prestigious shopping, entertainment, and office district of Spanish architecture containing approximately 1,100,000 square feet of retail space (including basement space) and approximately 1,100,000 square feet of office space. The Plaza is surrounded principally by single family residences, condominiums, and upscale apartments, many of which are owned by the Company. The Plaza is generally regarded as the oldest major suburban shopping center in the United States.

            At December 31, 1996, the portfolio of real estate assets of JCN and consolidated subsidiaries included 54 retail, office and industrial properties with over 4.6 million square feet of leasable space, approximately 2,400 residential apartment units, three residential subdivisions under development, and over 1,000 acres of land held for development.

            In addition, the Company owns equity interests in twelve active entities whose holdings are not consolidated with the financial statements of JCN. The largest of these interests relates to property in the Des Moines, Iowa area, which, at December 31, 1996, consisted of approximately 840,000 square feet of office space, 200,000 square feet of industrial space, and 106 acres to be developed.

            Management estimates the Company's real estate holdings had a total fair market value of approximately $514 million at December 31, 1996, including the Company's percentage interest in the real estate holdings of consolidated and unconsolidated subsidiaries, but exclusive of any related liabilities or potential liquidation costs. See Item 2, "Properties" for an explanation of this estimate and the assumptions used in preparing the estimate.

            Senior management of the Company has changed significantly since May 1995. This change occurred as a result of a number of factors described below under "Development of the Business" and in Item 3, "Legal Proceedings." The new management team is focusing on reducing the Company's financial leverage, enhancing the condition and revenue stream of the Company's existing properties, developing selected strategic properties, and generally returning the Company to its historically successful mission of creating value for its shareholders through the development, ownership, and management of high quality, diverse real estate properties. Management expects to concentrate primarily on the development, ownership, and management of the retail and residential segments of the real estate industry. See "Description of the Business" in this Item.

            DEVELOPMENT OF THE BUSINESS.

            The Company was founded by Mr. J. C. Nichols, who began developing real estate in the Kansas City area following his return from Harvard University in 1902. Mr. Nichols was captivated by the real estate development theories of landscape architect Frederick Law Olmsted, a designer of New York's Central Park. To pursue these theories, Mr. Nichols formed a syndicate to purchase land for development in 1904 and incorporated the Company as a Missouri corporation on December 8, 1908.

            Mr. J. C. Nichols died in 1950 and management of the Company passed to his son, Miller Nichols, who led the Company until his retirement as Chairman of the Board in July 1988. During the management tenure of Miller

Nichols, the Company followed a strategy of completing "Quality of Life" mixed use community developments that combined shopping, recreation (generally golf courses), and upscale residences. From 1950 until the late 1980s (approximating the date of Miller Nichols' retirement), the Company continued its aggressive purchase, development and management of Kansas City area properties, as well as hotels in Chicago and San Francisco. During this period, the Company developed approximately 50 subdivisions, 15 shopping centers, and 30 office buildings and built or acquired over 2,000 apartment units, several hotels, and two industrial parks. Most of these shopping centers and office buildings are still owned by the Company today. Following Miller Nichols' sale of shares to the Company's Employee Stock
Ownership  Trust and subsequent retirement, the   Company's development
activities slowed significantly.

            In 1987, a subsidiary of the Company entered into various contracts with the City of St. Petersburg, Florida (the "City") for the redevelopment and construction of certain parking, commercial and retail facilities to be known as Bay Plaza. Due to a delay in significant development activities, the Company ceased capitalization of interest, property taxes, insurance, and other development costs in 1990, and reduced the properties' carrying value by $23.8 million to $3.0 million at December 31, 1994. In November 1995, the Company informed the City that it had ceased plans to develop the properties. In 1996, the Company disposed of certain of the properties and intends to dispose of the remaining properties as soon as practicable. At December 31, 1996, the carrying value of Bay Plaza assets, net of liabilities, was approximately $900,000.

            The Company sold its hotel division in 1989, but retained its leasehold interest in the Raphael Hotel of San Francisco. The underlying lease of the Raphael Hotel of San Francisco expired on September 30, 1996, and was not renewed. In the opinion of management, the impact of this lease expiration is not material to the Company's consolidated financial position or results of operations.

            In 1991, the Company purchased a 5% limited partnership interest in Raphael Hotel Group, L.P., the partnership to which the hotel division was originally sold. At the same time, the Company also purchased a 50% interest in a management agreement for a hotel in Kansas City managed by the limited partnership. That agreement has provided revenues to the Company of approximately $259,000, $259,000 and $304,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and expires in December 1997.

            In 1989, the Company acquired a 50% interest in a joint venture, Kantel, L.P. (the "Venture"), with an affiliate of The Ritz-Carlton Hotel Company, (the "Ritz") to convert an existing hotel owned by the Company to a Ritz-Carlton. The Company borrowed $70 million from an unaffiliated entity, Teachers Insurance and Annuity Association of America, on a non-recourse basis using the assets of the hotel as collateral. The Company then advanced funds to the Venture for the conversion. As a result of low occupancy, the hotel did not meet expected operating results or cash flows, and, accordingly, the Venture was unable to meet its obligations under the debt and lease agreements. In September 1993, the Company acquired an additional 49% interest in the Venture from the Ritz when the Ritz assigned $7.5 million of mortgage notes to the Company and assigned to the Company its interest in the Venture. The Company paid no amounts for the additional interest in the Venture. The notes acquired by the Company were secured by a second mortgage on improvements to the hotel and subsequently proved worthless.

            On February 22, 1994, the lender foreclosed on the hotel, and the Company was released from its obligations under the non-recourse debt and from its interest payable obligation aggregating approximately $14.1 million which had been accrued through December 31, 1993. In 1994, the Company recognized a gain (net of taxes) of approximately $29.1 million as an extraordinary item related to gain on extinguishment of debt. The transaction also resulted in the reduction of the Company's revenue-producing properties by approximately $23.9 million ($10.6 million, net of accumlated depreciation) and the segregation of

$5.6 million and $1.7 million of operating losses in 1993 and 1994, respectively, related to the hotel's operation into a separate
classification  in  the  Company's   consolidated statements of operations.

            The 5% ownership in Raphael Hotel Group, L.P. and the 50% interest in the hotel management agreement for the Kansas City hotel that expires in 1997, as discussed above, represent the Company's only remaining involvement after December 1996 in either the ownership or management of hotels.

            In 1987,  the  Company  formed an  Employee  Stock  Ownership  Trust
("ESOT"). In 1988, the ESOT purchased 133,684 shares (pre-split) of the Company's stock (69% of the then outstanding shares), the majority of which was acquired from descendants of the Company's founder (including Mr. Miller Nichols) and his business associates. These shares were purchased for $98.2 million, with $50.0 million borrowed from an outside source and guaranteed by the Company and $48.2 million borrowed directly by the Company and advanced to the ESOT. At December 31, 1987 (prior to the management transition and ESOT transaction), the Company's interest bearing debt was approximately $198.8 million. By December 31, 1988, the Company's direct and guaranteed interest bearing debt had increased by approximately $129.9 million to $328.7 million, while the Company's assets had increased by $26.3 million, of which $15.0 million were classified as assets related to discontinued operations. In January 1991, the Company effected the retirement of the remaining $45.8 million of the ESOT's debt to outside lenders, although the ESOT remained indebted to the Company.

            In May 1992, a limited partnership (the "Bowser Partnership") controlled by the Company's former president, acquired 125,242 unallocated shares (pre-split) of the Company's common stock, from the ESOT for $124.5 million by the assumption of existing principal indebtedness of $94.3 million and accrued interest and other advances of $30.2 million owed by the ESOT to the Company. These shares were later conveyed back to the Company as treasury stock and the debt to the Company extinguished as a part of the settlement agreement (the "Settlement Agreement") referred to in Item 3, "Legal Proceedings."

            In late 1994, various shareholders attempted to restructure the Company and the Company's shares were the subject of various purchase offers. The then current management and board of directors did not accept any of these offers. Concurrently, as a result of certain transactions occurring among JCN, former executive officers, the ESOT, and others, JCN became involved in various legal actions as plaintiff and defendant. In May 1995, the long time chief executive officer and chief financial officer each resigned. In addition, by virtue of certain directors resigning, others not standing for re-election, appointment of new directors to the Board, and election of new directors by the shareholders at the Company's December 13, 1995 annual meeting, a majority of the Company's directors, following the meeting, were new to the Board.

            As a result of the litigation and certain transactions among JCN, former executive officers, the ESOT, and others, JCN and other parties entered into the Settlement Agreement. The result of the litigation and this agreement was the installation of a new management team, the conveyance to the Company from the Bowser Partnership of 125,242 shares (pre-split) of the Company's common stock (approximately 64% of the then outstanding shares) as treasury stock in exchange for extinguishment of a $94.3 million note receivable and accrued interest and advances thereon, and the rescinding and unwinding of several transactions and conveyances involving the exchange of properties and stock as described in the Settlement Agreement. See Item 3, "Legal Proceedings" for a detailed explanation of the Settlement Agreement.

            Following this settlement, the new management team is initially focusing on reducing the Company's financial leverage, enhancing the condition and revenue stream of the Company existing properties, developing selected strategic properties and generally returning the Company to its historically successful mission of creating value for its shareholders through the aggressive ownership, management and development of high quality, diverse real estate properties. Management expects to concentrate primarily on the development, ownership, and management of the retail and residential segments of the real estate industry. Management expects to accomplish the foregoing goals by improving the efficiency of its operations by establishing performance benchmarks and streamlining current operations, by using positive cash flow from operations and cash on hand to pay down existing mortgage indebtedness, by refinancing existing mortgage
indebtedness  when favorable   market opportunities   permit,   and  by
identifying   strategic opportunities for additional  development.
See "Description of the Business" in this Item.

            DESCRIPTION OF THE BUSINESS.

            JCN is a diversified real estate operating company engaged in the acquisition, development, ownership, and management of income producing properties located primarily in the Kansas City, Missouri metropolitan area. These properties include retail centers, apartments, office buildings, industrial properties, and mixed-use projects. The Company is also engaged in the development and sale of land for residential and commercial use.

            At December 31, 1996, JCN and consolidated subsidiaries owned 18 retail centers consisting of approximately 2,600,000 square feet of retail space occupied by approximately 470 tenants, 14 apartment communities (including a majority interest in a partnership owning a Des Moines, Iowa area apartment complex) representing approximately 2,400 residential apartment units, 34 office properties (including majority interests in partnerships owning seven Des Moines, Iowa area office buildings) consisting of approximately 1,629,000 square feet of office space occupied by over 500 tenants, two industrial and warehouse properties consisting of approximately 337,000 square feet of space occupied by approximately 51 tenants, three developments containing approximately 252 lots available for sale, and over 1,000 acres available for residential and commercial development, as well as complete or partial ownership in several other minor properties. JCN also owns 12 unsold units in its Alameda Towers condominium project, and continues to own assets now held for sale which are a part of the Company's discontinued Bay Plaza project in St. Petersburg, Florida. In the opinion of management, all of the properties of the Company and its consolidated and unconsolidated subsidiaries are adequately insured.

            The Company owns an equity interest in twelve active entities whose holdings are not consolidated with the financial statements of JCN. The largest of these holdings are the Company's approximately 50% interest in six partnerships in the Des Moines, Iowa area. At December 31, 1996, these partnerships owned twelve buildings containing approximately 840,000 square feet of offices, 200,000 square feet of industrial space and 106 acres to be developed. The 106 acres are located in three separate developments in the Des Moines, Iowa area. Seventy-one acres are owned by Dallas County Partners, a general partnership, and are planned for development as an office complex with related retail development and, perhaps, a hotel. Approximately 85,000 square feet of speculative office space was started and completed in 1996 and, when that space is significantly leased, additional office space will be constructed. Approximately 15 acres are held by Fountain III, a general partnership, and are also planned for office and related retail development. The partnership started construction of the necessary infrastructure and expects within the next three years to build approximately 60,000 square feet of restaurant and retail space suitable for an office development. Approximately 12 acres are owned by Meredith Drive Associates, L.P., a limited partnership. Management of the Company expects such property to be developed within three to five years as an industrial park. The remaining 8 acres are owned by Dallas County Partners II, a general partnership, and are planned for office development upon the exercise of an option by the sole tenant of the adjacent office building. One of the Company's twelve partnership interests is a 40% interest in J. C. Nichols Real Estate, a residential sales and brokerage business. J. C. Nichols Real Estate also has an interest in an entity which owns a mortgage origination company.

            Management estimates that the Company's real estate holdings had a total fair market value of approximately $514 million at December 31, 1996, as compared to a $233 million depreciated cost basis (including the Company's percentage interest in the real estate holdings of consolidated and unconsolidated subsidiaries, but exclusive of any related liabilities or potential liquidation costs). Of the estimated $514 million of real estate value held by the Company, approximately $172 million is in retail properties, $103 million is in office and industrial properties, $81 million is in apartments, $78 million is in its Iowa investments, $57 million is in land awaiting sale or development and $23 million is in other miscellaneous real estate assets of the Company. See Item 2, "Properties," for an explanation of these estimates and the assumptions used in their preparation.

            For the years 1994, 1995, and 1996, the Company derived approximately $75.0 million (79.6%), $79.8 million (80.4%), and $79.9 million (60.2%), respectively, of its consolidated revenues from rental income and $10.7 million (11.4%), $6.0 million (6.1%), and $6.6 million (5.0%) from property sales.

            RETAIL PROPERTIES.

            The Company owns and manages 18 retail centers consisting of approximately 2,600,000 square feet of retail space, of which approximately 1,100,000 square feet (42%) is located in the Plaza (including basement space) and the balance is in suburban shopping centers. The Company's retail properties are leased to approximately 470 tenants and management does not believe the Company is dependent upon any single tenant. Management estimates the fair market value of its retail properties was approximately $172 million at December 31, 1996. Consolidated rental income from these properties was approximately $25.2 million in 1994, $27.4 million in 1995, and $29.2 million in 1996.

            The Plaza is a mixed-use area of Spanish architecture composed of upscale specialty stores (such as Halls, Saks Fifth Avenue, Williams-Sonoma, Talbots, Brooks Brothers, and Eddie Bauer), restaurants, art galleries, and two
movie  theaters   containing  a  total  of  seven  screens.   The  shopping  and
entertainment area is bordered on its south side by a contained waterway, Brush Creek, and surrounded principally by single family residences, condominiums, and upscale apartments, many of which are owned by the Company. Development of the Plaza began in 1922, and it is regarded as one of the oldest suburban shopping centers in the United States. In 1993, the Plaza received the Urban Land Institute Heritage Award for Excellence, in only its second presentation, the first being to Rockefeller Center in New York City.
In 1994, the Plaza received a special award for Shopping Center Excellence at the International Property Market in Cannes, France.

            The Company's suburban shopping centers are generally located in relatively affluent areas and contain a mix of grocery stores, local department stores, restaurants, and smaller shops. The average retail tenant, including both Plaza and suburban centers, leases approximately 5,000 square feet. Rents at both the Plaza and suburban centers typically include minimum annual rents, contingent rentals based on a percentage of the lessee's sales, and, in many instances, the tenant's proportionate share of real estate taxes, insurance, and maintenance. These leases generally have a term of three to five years, or longer in the case of most major tenants.

            The Company's services related to its retail properties include initial market and consumer research, evaluating tenant mix and consumer demographics, identifying potential tenants, negotiating lease terms, renovating and expanding its retail properties, and the ongoing management of those properties. Management believes that managing the Company's properties enables the Company to better control operating expenses and establish long-term relationships with its retail tenants.

            Over the last five years, the Company's retail properties, particularly the Plaza, have reflected national trends in retailing with a changing mix of operations. For example, in 1991, the Company signed a number of new tenants for the Plaza such as the Jayne Gallery, the Body Shop, Circle Gallery and KC Masterpiece BBQ. In that same year, the retailing division of Hallmark Cards made the decision to close its women's clothing store, Swansons, and combine its operations with Halls, the division's larger specialty store in the Plaza. The majority of the space vacated by Swansons was leased promptly to another upscale clothing store. In 1992, Woolf Brothers, an upscale clothing store that had maintained a store in Kansas City continuously since 1927, announced the closing of its Plaza store, among other of its store closings. The Company quickly replaced it with one of the country's largest premier Eddie Bauer stores.

            An older Dillard's store closed in 1993 and the majority of the space was quickly leased to Barnes and Noble for a major book store. Also in 1993, many of the Plaza's restaurants were remodeled and older style restaurants replaced with newer ones. Existing properties performed well in 1994 and important new tenants, such as FAO Schwarz, were brought to the Plaza.

            Several new leases were signed in 1995 with local and national retailers such as The Cheesecake Factory. Also, late in 1995, construction began on a new building located on the Plaza's central parking lot which is now home for The Great Train Store and the Store of Knowledge, a store affiliated with public television.

            The retail  industry met with mixed  performance in 1996, as certain retail types performed better than others and the continuing difficulties of major retailers emphasized the competitiveness within the retail environment. While the overall retail vacancy rate in the Kansas City market was approximately 10%, as compared to the national average of 8.7%, the Company maintained a vacancy rate of approximately 3% in the retail division. In 1996, the Company signed leases with new tenants such as Canyon Cafe, Barami, Speedo, Baby Gap and April Cornell. Several long-time tenants expanded or relocated to larger spaces including Williams Sonoma, Diebels, Maxim's and Superlatives.

            Management believes the "repositioning" of the Company's tenant mix is critical and niche marketing will be necessary to move with the changing demographics of an aging society. These changes require retailers to remerchandise to meet the makeup of local submarkets. Management believes the Company, by virtue of its first-hand knowledge of growth patterns and local economics in the Kansas City market, is especially well positioned to assist retailers as they work to meet the needs of the changing Midwest market place.

            Management intends to increase the value of the Company's portfolio of retail income producing properties by increasing revenues from existing properties through improved tenant mix, improved tenant relations and communication, completion of deferred maintenance, and improved services to tenants from its team of experienced management and service personnel. In 1997, the primary emphasis has been and will continue to be on improving the performance of the Company's existing properties. Specifically, management expects to increase revenues from the Company's retail properties division by focusing on the following:

                  *           Expanding and renovating retail properties
                  * Increasing minimum rents for new and existing leases
                  *           Negotiating contractual rent escalations

            The Company seeks to require tenants to pay 100% of their pro rata share of operating expenses, real estate taxes, and promotional expenses in addition to an administrative charge. Currently, approximately 80% of the Company's retail leases require tenants to pay their pro rata share of such expenses. In order to reduce the risk of certain operating expense increases to the Company, the Company has a goal of attempting to convert, upon expiration or termination, the approximately 20% of retail leases which do not now share expenses pro rata. The Company anticipates completion of this conversion when possible over the next five to ten years.

            In the past, the Company has developed suburban retail centers primarily for ownership. No significant suburban retail center developments are now underway.

            In the future, the Company will seek to take advantage of opportunities to develop or acquire additional retail properties both on the Plaza and in suburban areas.

            OFFICE AND INDUSTRIAL PROPERTIES.

            At December 31, 1996, JCN and its consolidated subsidiaries, including certain consolidated partnerships in the Des Moines, Iowa area, owned and managed 34 office properties containing approximately 1,629,000 square feet. The largest portion of this space, approximately 700,000 square feet (43%), is located in the Plaza area of Kansas City, with the balance located in suburban Kansas City and the Des Moines area. Consolidated rental income from the Company's office and industrial properties division was $26.2 million in 1994, $27.9 million in 1995 and $26.8 million in 1996.

            In addition to the Company's consolidated office properties, the Company owns an equity interest in entities whose office holdings are not consolidated with the financial statements of JCN. These holdings include twelve buildings containing approximately 840,000 square feet of office space in the Des Moines, Iowa area and two buildings in the Plaza area of Kansas City, containing approximately 400,000 square feet of office space.

            The Company leases the majority of its space to smaller tenants, although it has entered into a long term lease for 175,000 square feet with a major tenant. At December 31, 1996, the average lease for the Company's over 500 office tenants in the Kansas City area was approximately 2,600 square feet.

            Office rental rates in the Kansas City area ranked in the bottom third of the rates nationwide during 1996. Vacancy rates, however, are slightly lower than the national average. According to Valuation International, an independent valuation source, the Kansas City metropolitan area experienced office occupancy rates of approximately 89% during 1996. Occupancy rates for the Company's Kansas City area office properties were 90% in 1994, 89% in 1995 and 92% in 1996. During 1996, occupancy rates for the Company's Plaza properties were 96% and for its suburban properties were 83%. Approximately 61% of the Company's suburban vacancy rate was due to one building which was vacant during 1996. This building was fully leased in the first quarter of 1997.

            At December 31, 1996, the Company owned two industrial properties containing approximately 337,000 square feet, 99% of which was occupied by 51 tenants. During the fourth quarter of 1996, the Company sold a 42,000 square foot industrial property. The Company's industrial properties generated consolidated revenues of approximately $2.1 million in 1994, $1.9 million in 1995 and $2.1 million in 1996. The Company also has an interest in an unconsolidated partnership in the Des Moines, Iowa area, which owns an industrial property containing 200,000 square feet.

            The Company's office and industrial properties contribute positive cash flows to the Company. However, primarily due to the recurring nature of capital contributions required for tenant finish and the relatively low rental rates in the Kansas City market, not all of the Company's office properties are meeting management's return objective of at least 10% on existing properties. Management is evaluating each of its office properties with the goal of improving its return. If management determines that a property in unlikely to meet its return objectives or does not fit within its long term strategy, it will consider its options, including disposal, for that property.

            APARTMENTS.

            At December 31, 1996, JCN and consolidated subsidiaries owned and managed 14 apartment communities with 2,437 units. These units experienced occupancy of approximately 98% in 1994, 96% in 1995 and 98% in 1996. During 1995, 26 units near the Plaza were razed to make way for additional surface parking. Consolidated revenue from the Company's apartments was $17.7 million in 1994, $18.6 million in 1995, and $19.6 million in 1996.

            The Company seeks to distinguish itself by providing high quality customer service to both prospective and existing residents by training and motivating its management teams to surpass industry standards in all areas. In an effort to give the Company's properties an advantage over their competition, close attention is paid to marketing requirements such as drive-by appeal, physical appearance, signage, clubhouse amenities, model apartments and brochures. As a result of this focus on service and appearance, the Company believes that its resident retention rate is higher than industry averages and, as a result, turnover and capital improvement costs are lower.

            During past years, the market for the Company's apartment units has been strong, although there has been some pressure in recent years from newer suburban units. The strength of the Kansas City area market is confirmed by a recent survey presented by a major real estate valuation and consulting firm, which indicated 1996 apartment vacancy rates in the Kansas City area market of approximately 5%. As market occupancies exceed 95%, there is an upward pressure on rental rates that typically grows faster than the median income levels. The Company attempts to balance rent increases with high occupancy and controlled turnover costs. The Company believes that its customer service program allows for increases in market rental rates while maintaining lower overall resident turnover.

            The Company is currently seeking to expand its apartment operations and looking for opportunities to buy or develop new apartments. The Company has proposed plans to develop a new residential community ("Kirkwood Circle") on approximately 10 acres it owns near the Plaza. All plans related to the Kirkwood Circle project are subject to approval of tax increment financing currently being sought by the Company. Accordingly, the Company has not yet proposed a definite schedule for the Kirkwood Circle project or selected the means of providing additional financing that will be required. The Company's tax increment financing is described further in Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

            The Company generally will seek to acquire or develop multi-family properties that are similar to those in its existing portfolio and are (i) no more than ten years old at the time of acquisition; (ii) strategically located in the Company's market; (iii) capable of enhanced performance through intensive management and cosmetic improvements; and (iv) capable of producing a high component of anticipated total return derived from current income. In connection with its acquisition and development of multi-family properties, the Company will consider such facts as: (i) the geographic location and type of property;
(ii) the age, construction quality and cost, condition, and design of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment in the area in which the property is located;
(vii) the occupancy and demand by tenants for properties of similar type in the vicinity; and (viii) the prospects for liquidity through sale, financing, or refinancing of the property.

            RESIDENTIAL PROPERTIES.

            At December 31, 1996, the Company had three residential subdivisions ("Woodsonia," "Green Meadows," and "White Horse") under development with approximately 200 lots platted for sale and over 500 acres yet to be developed. All of the subdivisions are within the Kansas City metropolitan area. The Company sold 138 lots in 1994, 101 lots in 1995 and 78 lots in 1996. Revenues from sales of lots were $4.6 million in 1994, $3.5 million in 1995 and $2.8 million in 1996.

            The Company acquires land periodically in order to provide an adequate and optimally located supply for its residential subdivisions. In evaluating possible opportunities to acquire land, the Company considers such factors as the feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development, and availability and cost of financing.

            The Company engages in many phases of development activity, including land and site planning, obtaining environmental and other regulatory approvals, and contracting for the construction of roads, sewer, water, and drainage facilities, recreation facilities, and other amenities.

            The Company agreed to sell the 812 acre residential portion of its Lionsgate property in 1994, while keeping 88 acres for the future development of offices and a shopping center. Management remains committed to quality developments and dedicated to planned communities and will continue to consider the purchase of additional land for future development of planned communities.

            The Company also continues to market the 12 remaining condominium units in its upscale Alameda Towers project. The project was completed and sales commenced in September 1989. The project was originally conceived as having two connected towers with approximately 120 units. However, the Company currently has no plans to complete the second tower. Revenues from sales of condominiums were $5.6 million in 1994, $2.5 million in 1995 and $2.9 million in 1996.

            FUTURE ACQUISITIONS AND DEVELOPMENT.

            Management's objective is to earn a normalized annual cash flow rate of return of at least 10% on new acquisitions of income producing properties and higher rates of return on properties that the Company develops. Management believes that the Company's reputation for quality and its extensive knowledge and thorough understanding of the Kansas City market gives it a distinct advantage in purchasing, developing, and managing properties compared to many other real estate entities operating in the area.

            DEVELOPMENT FOR THIRD PARTIES.

            JCN  has,  in the  past,  engaged  in  the  development  of  retail, apartment, office, and mixed-use projects primarily for ownership. The activities involved in the development, renovation, and expansion of retail centers and mixed-use projects include: initial market and consumer research, land site evaluation and acquisition, public and governmental approval, oversight of project design, cost control, contractor selection and supervision, acquisition of financing, identification of tenants, negotiation of lease terms, negotiation of partnership and other combination agreements, and promoting completed projects. Third parties have requested JCN to consider performing various of these services on their behalf. Management will consider such requests on a case-by-case basis, and the Company may, in the future, develop properties or provide services on behalf of third parties.

            MANAGEMENT OF PROPERTIES FOR OTHERS.

            JCN also operates and manages six properties in which it does not own a controlling interest. The largest of these is the Plaza West building, a 257,932 square foot office building in which the Company owns a 12.5% interest. The Company also manages the 147,642 square foot Board of Trade building in which the Company owns a 49% interest. The remaining properties managed by the Company, in which the Company has no ownership interest, are primarily residential in nature and generally include communities or projects developed by the Company. Management of the Company is considering expanding its third party real estate management services.

            OTHER BUSINESS LINES.

            In addition to owning, operating, and managing real property, JCN, through partnerships and other business combinations, is involved in real estate brokerage services and providing other services incidental to ownership, management, and development of real property. A wholly-owned subsidiary of JCN has a 40% equity interest in J. C. Nichols Real Estate, a residential sales and brokerage business. J. C. Nichols Real Estate also has an interest in an entity which owns a mortgage origination company.

            BUSINESS STRATEGY.

            Management intends to operate the Company as a real estate operating company and, as such, retain the majority of the Company's funds from operations in the business. These funds will be used to reduce indebtedness and to improve and increase the value of the Company's portfolio of revenue-producing properties. The Board of Directors of the Company has not determined if, when, or in what amount future dividends will be declared or paid, but expects that the primary factor in the Company's total return to shareholders will be the increase in the Company's equity value per share.

            Management will strive to increase the equity value of the Company's income producing portfolio by increasing the net operating income from existing properties, increasing the number of properties in its portfolio, and by reducing the amount of debt associated with its existing properties. The number of properties in the Company's portfolio is expected to increase by both the acquisition and development of revenue-producing properties, as well as by the acquisition of land for development and resale principally in the Midwest, and predominately in the Kansas City metropolitan area.

            In management's opinion, the Kansas City metropolitan area represents a stable and growing market for the Company's properties. According to Valuation International, during the period 1992-1996, the Kansas City metropolitan area population grew at an annual rate of approximately .9%, 26th among the 50 major metropolitan statistical areas in the United States, while average household income during the period grew at a rate of 2.2%, 27th among this same group of cities.

            Management believes the Company's strategy of enhancing its existing portfolio of properties and focusing initially on acquisitions and developments in Kansas City and surrounding markets allows the Company to best capitalize on its reputation for quality and its employees' in-depth knowledge and experience in those markets. Management also believes that by developing, owning, and managing a diverse portfolio of properties in a relatively small geographic area, it can better control the overall character of the Company's developments and thus create greater value than were it to concentrate on a single type of property over a wider geographic area.

            In management's opinion, the success of this strategy is more appropriately measured by changes in the underlying value of the assets, less related liabilities, than by "Net Income," as defined by generally accepted accounting principles. For this reason, management has estimated the fair market value of the Company's real estate assets at December 31, 1996 and expects to develop similar estimates at subsequent year-end periods. Management may consider involving independent third party appraisers in this process, but has not yet determined the relative cost versus the benefit of doing so.

            COMPETITION.

            Substantially all of the Company's properties are located in the Kansas City metropolitan area, except those held in its Iowa investment partnerships. The Kansas City market area is a highly competitive one for real estate and real estate services. The Company's retail properties face increasing competition from newer upscale shopping centers, discount shopping centers, outlet malls, catalogues, discount shopping clubs, and telemarketing. All of the Company's retail properties overlap to some degree with the trade area of other shopping centers. Renovations and expansions at existing competing centers as well as the development of new centers in the Company's market area could negatively affect revenues of the Company.

            The Company's office building properties compete for tenants principally with office buildings in the same general geographic location. In many areas where the Company's office buildings are located, there have been new office buildings built and planned office building construction which have and will continue to increase the supply of rentable office space, potentially placing downward pressure on market rental rates.

            With respect to its apartment properties, there are numerous other apartment properties within the market area of each of the Company's properties which could have a material effect on the rental rates charged at the properties, as well as the Company's ability to rent its apartment properties.

            JCN competes directly with developers and other buyers with respect to the acquisition of development sites for retail, office, and apartment development and for financing sources.

            With respect to all of its real estate operations, the Company competes for tenants and property acquisitions with others who may have greater resources than the Company and whose management may have more experience in operating and acquiring properties than the Company's management.

            REGULATION AND LEGISLATION.

            Federal, state, and local statutes and regulations relating to environmental protection have not had a material impact on the businesses of JCN. However, existing properties and future development of other opportunities by JCN may require additional capital and other expenditures in order to comply with such statutes and regulations. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long range effect, if any, on JCN's operations. JCN is currently not aware of any material violation of any applicable environmental statute or regulation with respect to any of its properties owned, managed, or held for development.

            The federal government and the states in which JCN operates have adopted handicapped facilities and energy laws and regulations impacting the use and development of real estate. These laws and regulations may operate to reduce the number, attractiveness, and investment potential of properties and developments available to JCN. JCN has reviewed the properties it owns or in which it has an interest to determine the extent and amount of capital expenditures necessary to comply with the aforementioned laws and regulations. These expenditures will be incurred by the Company over the course of the next several years as modifications to such properties are undertaken. The expenditures to be incurred by the Company as a result of such modifications are not expected to be material in any single year.

            GENERAL CONDITIONS.

            General economic conditions and trends, including interest rates, inflation, availability of credit, real estate trends, construction costs, income tax laws, governmental regulations and legislation, increases or decreases in operating expenses, zoning laws, population trends, and the ability of JCN to attract tenants and purchasers for its properties, among other factors, will affect JCN's success.

            Generally, JCN's business and that of the industry is not seasonal in nature.

            RELIANCE ON CUSTOMERS OR TENANTS.

            None of JCN's business segments depends upon a sole customer or tenant or a few customers or tenants, the loss of which would materially adversely affect the business or financial condition of JCN. No single customer or tenant accounts for 5% or more of the consolidated revenues of JCN.

            EMPLOYEES.

            JCN and consolidated subsidiaries directly employed approximately 300 full or part-time employees as of December 31, 1996. Overall, management believes JCN has good employee relations.

            STOCK SPLIT.

            On May 29, 1996, the shareholders of JCN approved a resolution to amend the Articles of Incorporation of JCN to increase from 225,000 to 10,000,000 the number of shares of common stock authorized for issuance by the Company and to decrease the par value per share of common stock from $20.00 to $.01. Additionally, the Board of Directors of JCN approved, in conjunction with such increase in the authorized number of shares and decrease in the par value, an 80-for-1 stock split of the Company's common stock for all issued and outstanding shares not then held in the Company's treasury.

            The increase in the number of shares authorized, decrease in par value, and stock split described above had offsetting effects on the shareholders' equity section of JCN's consolidated balance sheet. The common stock, par value line of the shareholders' equity section of JCN's consolidated balance sheet decreased from $4,500,000 to $100,000, with an offsetting increase in the additional paid in capital line of the consolidated balance sheet from $2,679,000 to $7,079,000.

            Unless otherwise indicated in this Form 10-K, all references to per share data shall be on a post-stock split basis.

ITEM 2.                  PROPERTIES

            Management has estimated the market value of the Company's real estate holdings, including the properties itemized below, to be approximately $514 million as of December 31, 1996 (including the Company's percentage interest in the real estate holdings of consolidated and unconsolidated subsidiaries, but exclusive of any related liabilities or potential liquidation costs). The estimated value of the Company's wholly-owned real estate holdings and the Company's percentage interest in real estate holdings of consolidated subsidiaries was determined to be approximately $459 million at December 31, 1996. The carrying value of such holdings was $199 million at December 31, 1996. The estimated value of the Company's interest in real estate holdings of unconsolidated subsidiaries was determined to be approximately $55 million. The Company's interest in the carrying value of properties held by unconsolidated subsidiaries was approximately $34 million at December 31, 1996. Market values were determined based on a market capitalization approach for revenue-producing properties and estimates of fair value based on the values of comparable properties for land and improvement inventories and property held for future development. Under the market capitalization approach for revenue-producing properties, capitalization rates were determined based on the characteristics of each property (such as age, property type, location, condition, etc.) and by reference to information on capitalization rates made available by Valuation International, an independent valuation source. The capitalization rates were applied to stabilized net operating income amounts for each revenue-producing property less an estimate of recurring capital expenditures. Capitalization rates applied ranged from 8% to 15%. Management's estimate of market value is primarily based upon the value of these assets as an investment and is not intended to present the current liquidation value of real estate holdings. Such an estimation requires significant and subjective judgments to be made by management. These estimates are based on information and assumptions considered by management to be adequate and appropriate under the then existing circumstances. The estimates are not based on technical appraisals and may change from time to time as economic and market factors change, and as management evaluates those and other factors.


                                                                                          Land        Rentable             Percent
                                     Ownership        Company's      Year        Year     Area        Area                 Leased
Name/Location                         Interest        Ownership   Developed    Acquired  (Acres)      (Sq. Ft.)           12/31/96
-----------------------------------------------------------------------------------------------------------------------------------
RETAIL
------
KANSAS CITY, MISSOURI

Country Club Plaza (Retail
only, includes basement space)
  Millcreek Block                    Fee             100%        1920         1906-1910    0.971      51,114               80%
  Triangle Block                     Fee             100%        1925         1906-1910    0.435      25,634              100%
  Balcony Block                      Fee             100%        1925         1906-1910    1.068      38,571              100%
  Macy Building                      Fee             100%        1926         1906-1910    0.555      71,365               96%
  Esplanade Block                    Fee             100%        1928         1906-1910    1.838     145,694              100%
  Plaza Central                      Fee             100%        1958         1906-1910    1.478       9,653               93%
  Theatre Block                      Fee             100%        1928         1906-1910    1.223      99,699              100%
  Swanson Block                      Fee             100%        1967         1906-1910    1.373      78,020              100%
  Halls Building                     Fee             100%        1964         1906-1910    1.346      73,680              100%
  Nichols Block                      Fee             100%        1930         1906-1910    1.161      59,085              100%
  Time Block                         Fee             100%        1929         1906-1910    2.859     249,844              100%
  48th & Penn                        Fee             100%        1948         1906-1910    0.560      37,654              100%
  Seville Shops West                 Fee             100%        1980         1906-1910    2.972      19,517              100%
Plaza Savings South                  Fee             100%        1948         1906-1910    0.853      39,967               91%
Court of the Penguins                Fee             100%        1945              1975    0.678      28,707              100%
Seville Square                       Fee             100%        1945              1975    0.832      70,426               92%
Colonial Shops                       Fee             100%        1907              1907    0.517      14,160              100%
Crestwood Shops                      Fee             100%        1932              1923    1.079      20,261              100%
Brookside Shops (Retail              Fee             100%        1919              1920   10.000     159,254              100%
only)
Romanelli Shops                      Fee             100%        1925              1925    1.500       24,360             100%
Red Bridge Shops (Retail             Fee             100%        1959              1959   21.592      153,015             100%
only)
Romanelli Annex (Retail              Fee             100%        1963              1993    1.000        4,500             100%
only)

GRANDVIEW, MISSOURI
   Grandview Shops                   Fee             100%        1987              1987    2.623       34,140              99%

SHAWNEE MISSION, KANSAS
   Westwood Shops                    Fee             100%        1926              1926    0.626        5,773              56%
   Fairway Shops                     Fee             100%        1940              1940    3.558       49,582             100%
   Prairie Village Shops             Fee             100%        1948              1948   21.375      363,311              98%
   (Retail only)
   Corinth Square Shops              Fee             100%        1962              1955   24.987      231,550             100%
   95th & Mission Shops              Fee             100%        1965              1972    1.788       13,136             100%

                                                      14

                                                                                            Land        Rentable        Percent
                                  Ownership        Company's     Year             Year      Area         Area            Leased
Name/Location                     Interest         Ownership   Developed        Acquired   (Acres)     (Sq. Ft.)        12/31/96
-----------------------------------------------------------------------------------------------------------------------------------
   Corinth Shops South               Fee             100%        1953              1953     6.880      86,390             98%
   Trailwood Shops                   Fee             100%        1968              1972     8.855      57,583            100%
   Trailwood III Shops               Fee             100%        1986              1972     2.946      25,279             60%
   96th & Nall Shops                 Fee             100%        1976              1981     1.027       7,202            100%
   Shannon Valley Shops              Fee             100%        1988              1988    11.378      98,127            100%
   Oak Park Mall Land Lease          Fee             100%        1959              1959   109.000         N/A            100%
   Georgetown Market Place           Fee             100%        1974              196     12.191     101,613             98%

OLATHE, KANSAS
   119th Plaza                       Fee             100%        1994              1992     7.261      47,623            100%

INDUSTRIAL
----------

KANSAS CITY, MISSOURI
   Bannister Business Center         Fee             100%        1985              1985     4.365      32,346             96%

SHAWNEE MISSION, KANSAS
   Quivira Business Park
   Building A                        Fee             100%        1975              1973     1.695      20,848            100%
   Building B                        Fee             100%        1973              1973     2.064      12,960             92%
   Building C                        Fee             100%        1973              1973     1.589      20,778            100%
   Building D                        Fee             100%        1973              1973     1.597      20,798            100%
   Building E                        Fee             100%        1973              1973     2.156      28,797             91%
   Building F                        Fee             100%        1973              1973     2.346      29,876            100%
   Building G                        Fee             100%        1973              1973     1.913      21,136            100%
   Building H                        Fee             100%        1973              1973     2.485      26,060            100%
   Southwestern Bell                 Fee             100%        1973              1973     3.127      58,644            100%
   Building J                        Fee             100%        1973              1973     2.953      46,764            100%
   Building K                        Fee             100%        1985              1965     1.179       9,017            100%
   Building L                        Fee             100%        1985              1965     1.223       8,891            100%

URBANDALE, IOWA
   Meredith Drive                    Fee            49.5%(1)     1986              1985    13.910     200,000            100%

OFFICE
------

KANSAS CITY, MISSOURI

Country Club Plaza
(Office only)
  Millcreek Block                     Fee            100%        1925              1925        N/A      11,463(2)         72%
  Balcony Block                       Fee            100%        1928              1928        N/A      10,096(2)         97%
  Esplanade Block                     Fee            100%        1945              1945        N/A      37,133(2)         92%
  Theatre Block                       Fee            100%        1928              1928        N/A      29,740(2)        100%
  Nichols Block                       Fee            100%        1938              1938        N/A      13,310(2)        100%




                                                                                              Land     Rentable          Percent
                                    Ownership      Company's     Year             Year        Area       Area            Leased
Name/Location                       Interest       Ownership   Developed        Acquired     (Acres)  (Sq. Ft.)         12/31/96
-----------------------------------------------------------------------------------------------------------------------------------
  Time Block                           Fee            100%        1945             1945        N/A      25,964(2)         95%
  Seville Square                       Fee            100%        1962             1962        N/A      20,412(2)         83%
Parkway Building                       Fee            100%      1906-1910          1955      0.588      26,365(2)         94%
Brookside (Office only)                Fee            100%        1919             1919        N/A       6,796(2)         95%
Romanelli Annex (Office                Fee            100%        1963             1993        N/A       7,948            89%
only)
Two Brush Creek                        Fee            100%        1983             1983      1.500      63,325            98%
One Ward Parkway                       Fee            100%        1980             1980      1.500      54,580(2)         98%
Red Bridge Professional                Fee            100%        1972             1976      1.428      40,693(2)        100%
Park Plaza                             Fee            100%        1983             1983      0.952      80,315            98%
4900 Main                              Fee            100%        1986             1985      5.000     182,153           100%
Board of Trade                         Fee             49%(1)     1966             1966      3.000     147,642(2)         99%
Park Central                           Fee             51%(1)   1988-1990          1994      1.500     110,413            97%
Park Central II                        Fee             51%(1)     1994             1994      2.500      37,718           100%
Plaza West                             Fee           12.5%(1)     1988             1989      3.000     257,932            92%

SHAWNEE MISSION, KANSAS
   Prairie Village (Office only)       Fee            100%        1956             1956      1.500       9,265(2)         92%
   Corinth Office Building             Fee            100%        1960             1984      2.142      45,600(2)         99%
   Corinth Executive Building          Fee            100%        1973             1986      3.638      44,441(2)        100%
   Nichols Building                    Fee            100%        1978             1979      3.941      37,964(2)         91%
   Prairie Village Office Center       Fee            100%        1960             1981      4.443      69,002(2)         72%
   Brymar Building                     Fee            100%        1968             1984      1.500      55,890             0%
   7315 Building                       Fee            100%        1978             1975      4.322      44,441(2)         97%
   Fairway West                        Fee            100%(3)     1983             1948      5.483      67,519            75%
   Fairway North                       Fee            100%(3)     1985             1948      4.141      61,225            95%
   Oak Park National Bank              Fee            100%        1976             1978      4.038      28,555(2)         97%

DES MOINES, IOWA
   Terrace Place                       Fee             50%(1)     1987             1987      1.500      51,058            83%

WEST DES MOINES, IOWA
   Crestwood Building                  Fee             90%(1)     1987             1987      3.208      29,967            88%
   Highland Building                   Fee             90%(1)     1987             1987      6.120      72,637            84%
   Waterford Building                  Fee             60%(1)     1990             1988      4.414      51,793           100%
   Edgewater                           Fee             60%(1)     1989             1988      8.629     102,400            93%
   Veridian                            Fee             60%(1)     1989             1988      7.480      78,116            71%
   Sunset Building                     Fee             60%(1)     1989             1988      1.763      10,727           100%
   Norwest Day Care Center             Fee             50%(1)     1994             1994      1.030       6,500           100%
   Wedgewood Building                  Fee             50%(1)     1994             1994      5.170      51,400            97%




                                                                                             Land     Rentable       Percent
                                    Ownership        Company's     Year             Year     Area       Area          Leased
Name/Location                       Interest         Ownership   Developed        Acquired  (Acres)   (Sq. Ft.)      12/31/96
-----------------------------------------------------------------------------------------------------------------------------------
    Coronado Building                  Fee             50%(1)      1994             1994     2.500      25,512          100%
    Ashford Building I                 Fee             50%(1)      1993             1993     3.990      41,400          100%
    Bristol Building I                 Fee             50%(1)      1992             1992     5.210      51,400           98%
    Ashford Building II                Fee             50%(1)      1994             1994     4.110      41,400          100%
    Augusta Building I                 Fee             50%(1)      1994             1994     4.930      50,800           99%
    Neptune Building                   Fee             85%(1)      1986             1986     6.530      61,430           95%
    Norwest Card Services              Fee             50%(1)      1993             1993    35.250     272,490          100%
    Building
    Norwood Building I                 Fee             50%(1)      1996             1996     4.420      42,400           17%
    Norwood Building II                Fee             50%(1)      1996             1996     4.420      42,400           11%
    Palisade Building                  Fee             50%(1)      1983             1996     18.00     155,112           63%

APARTMENTS
----------

KANSAS CITY, MISSOURI
    Coach House South                  Fee            100%(3)     1986-1987      1986-1987  35.276    489 units        100%
    Wornall Road                       Fee            100%         1918              1968    0.220     17 units        100%
    Coach House                        Fee            100%(3)      1984              1984    8.930    160 units         99%
    Coach Lamp                         Fee            100%         1961              1962    8.500    158 units         97%
    Saint Charles                      Fee            100%         1922              1971    0.150     12 units        100%
    Alta Loma                          Fee            100%         1918              1983    0.210     18 units        100%
    Biscayne Towers                    Fee            100%         1918              1975    0.200     24 units        100%
    Santa Ana                          Fee            100%         1960's            1987    0.160     11 units        100%
    Valencia                           Fee            100%         1918              1983    0.320     19 units        100%
    La Solana                          Fee            100%         1918              1986    0.210     18 units        100%
    Neptune                            Fee            100%         1988              1988      N/A     96 units         99%
    Regency                            Fee            100%         1960              1976    1.150    131 units         99%
    Sulgrave                           Fee            100%         1967              1976    1.410    144 units         96%
    Park Lane                          Fee            100%         1924              1975    0.300     89 units        100%
    Penn Wick                          Fee            100%         1960's            1987    0.150      6 units        100%
    Cole Gardens                       Fee            100%         1960              1986    0.200      8 units        100%
    Tama                               Fee            100%         1960's            1979    0.140      6 units        100%
    Wornall Point                      Fee            100%         1950              1987    0.200     24 units         92%

SHAWNEE MISSION, KANSAS
    Corinth Gardens                    Fee            100%         1961              1995    3.722     52 units        100%
    Kenilworth                         Fee            100%         1965              1972   17.219    246 units         97%
    Corinth Place                      Fee            100%(3)      1987              1987    7.888     76 units         99%
    Mission Valley                     Fee            100%         1964              1972    5.300     89 units         95%
    Corinth Paddock                    Fee            100%         1973              1995   10.128    126 units         95%




                                                                                              Land    Rentable        Percent
                                    Ownership       Company's      Year             Year      Area      Area          Leased
Name/Location                       Interest        Ownership    Developed        Acquired   (Acres)  (Sq. Ft.)      12/31/96
-----------------------------------------------------------------------------------------------------------------------------------

JOHNSTON, IOWA
    Winwood Apartments                  Fee            65%(1)    1986-1987           1985    31.237   418 units         80%

REAL ESTATE LOTS
AND MISCELLANEOUS
-----------------------

SHAWNEE MISSION, KANSAS
    Whitehorse (Residential)            Fee           100%         1994              1983    32.878        N/A          N/A
    Whitehorse (Unplatted)              Fee           100%          N/A              1984    22.174        N/A          N/A
    Whitehorse (Commercial              Fee           100%          N/A              1983    69.844        N/A          N/A
    and Multi-Family)
    Green Meadows                       Fee           100%       1986-1996           1984    26.198        N/A          N/A
    Green Meadows (Unplatted)           Fee           100%          N/A              1983    16.958        N/A          N/A
    Lionsgate                           Fee           100%          N/A              1989   569.000        N/A          N/A
    (Residential--under
      contract)
    Lionsgate (Commercial)              Fee           100%           N/A             1989    88.000        N/A          N/A
    Woodsonia (Residential)             Fee           100%       1985-1996           1981    20.152        N/A          N/A
    Woodsonia (Commercial               Fee           100%       1985-1996           1981   101.240        N/A          N/A
    and Residential)
    Clear Creek                         Fee           100%          N/A              1981   371.000        N/A          N/A

KANSAS CITY, MISSOURI
    Alameda Towers                      Fee           100%       1988-1996           1988   15 units       N/A          N/A
    (Condominiums)
    54 Rental Houses                    Fee           100%          N/A          1928-1989   10.800        N/A          85%
    Vacant Commercial Land              Fee           100%         1974          1954-1972   49.400        N/A         100%
      and Land Leases (See
      p. ___ For Detail)
    Building Lease (See                 Fee           100%          N/A              1929     2.928      1,200         100%
      p. ___ For Detail)

LEE'S SUMMIT, MISSOURI
    Lakewood Sales Office               Fee           100%         1975              1993     8.738      1,363         100%

SHAWNEE MISSION, KANSAS
    Vacant Commercial Land              Fee           100%     1956-1972         1956-1972   237.790       N/A         100%
      and Land Leases (See
      p. ___ For Detail)
    Corinth Place Villas (3             Fee           100%         1989              1957      0.400       N/A         100%
      rental condominiums)
    Farm Houses and Buildings           Fee           100%         1940           1981-1983      N/A       N/A          N/A

OLATHE, KANSAS
    Land Leases (See                    Fee           100%         1960              1995       1.070      N/A         100%
      p. ___For Detail)



                                                                                              Land      Rentable      Percent
                                      Ownership       Company's    Year             Year      Area        Area        Leased
Name/Location                         Interest       Ownership   Developed        Acquired   (Acres)    (Sq. Ft.)    12/31/96
-----------------------------------------------------------------------------------------------------------------------------------
OSAGE CITY, KANSAS
    Manufactured Homes Plant             Fee          100%(4)      1985               1985      29.800       N/A         100%

STONE COUNTY, MISSOURI
    Ozark Mountain Village Lots          Fee          100%       1986-1995            1986      60.000       N/A          N/A

MIAMI COUNTY, KANSAS
    810 Acre Farm (Someday,              Fee          100%          N/A               1994     810.000       N/A         100%
    Inc.)
    Vacant Land                          Fee          100%          N/A               1983      33.000       N/A          N/A

DES MOINES, IOWA
    Vacant Commercial Land               Fee           50%(1)       N/A             1984-1985   94.000       N/A          N/A
    Vacant Commercial Land               Fee         49.5%(1)       N/A               1985      12.000       N/A          N/A

SANTA FE, NEW MEXICO
    Sun Mountain Village                 Fee         44.1%(1)      1986               1986       6.000   74 lots          N/A
    Partners

ST. PETERSBURG, FLORIDA
    Bay Plaza Shops                      Fee          100%         1992               1990       5.211       N/A          N/A
    Tropicana                            Fee          100%         1914               1992       1.000    39,690          75%
    Women's Tennis                       Fee           50%(1)      1990               1990       0.750    13,367         100%
    Association
    South Core Parking Garage            Fee           50%(1)      1991               1991       1.520   132.343          50%

(1) The indicated percentage interest in the property reflects the interest of the Company in the entity that owns the property.

(2) This square footage represents useable rather than rentable square footage.

(3) The Company shares 50% of the cash flow from this property with an outside entity providing credit enhancement support related to the financing of such property.

(4) The Company owns a 99% profit sharing interest and a 100% loss sharing interest in the partnership that owns this facility.

In the opinion of management, all properties of the Company listed above are adequately insured.

              The Company's only property that provided 10% or more of total 1996 rental income or 10% or more of the total gross land and building assets of the Company at December 31, 1996 is the "Plaza" project, when the multiple blocks of the Plaza are considered to be a single property.

              The following table summarizes the principal types of business located on the Plaza at December 31, 1996, and the percentage of total square footage occupied by each principal type of business.

TYPE OF BUSINESS                 % OF TOTAL SQUARE FOOTAGE
----------------------------------------------------------

Anchor (Department Stores)                     23%
Miscellaneous Retail                           15%
Office Space                                   17%
Restaurants and Food                           14%
Apparel                                        11%
Specialty Items                                 8%
Vacant Space                                    4%
Bookstores                                      3%
Home Accessories                                3%
Art Galleries                                   2%
                                       -----------
             TOTAL                            100%
                                       ===========

              The following table summarizes the Plaza's occupancy rates and average rental rates per square foot (showing only "minimum" rents or rents excluding the percentage component and operating expense recoveries) for the last five years. These figures include both the retail and office portions of the Plaza.
                              1992        1993      1994       1995      1996
-------------------------------------------------------------------------------
Occupancy Percentage             97%         94%       93%        95%       96%
Average Rental Rate Per
Square Foot (Exclusive of
Basement Space)               $9.15      $10.20    $10.83     $11.29    $11.45

              The following table sets forth for each of the next ten years and all years thereafter (i) the number of leases on the Plaza that expire in each period; (ii) the square feet covered by such leases expiring (excluding basement space); (iii) the gross annual minimum rent revenue represented by such leases; and (iv) the percentage of total gross annual minimum rent revenue from such expiring leases based on December 31, 1996 rents. No single tenant leases more than ten percent of the total rentable square footage at the Plaza.


                                                % of Total
                                                Annualized

                    No. of              Approximate          Annualized Minimum                   Minimum Rent
                    Leases              Leased Area              Rent Under                       Represented
Date               Expiring            In Square Feet        Expiring Leases ($)               By Expiring Leases
                  ------------------------------------------------------------------------------------------------

1997                 93                  117,803                1,497,866                            13%
1998                 34                   58,678                  755,175                             6%
1999                 31                  140,547                1,145,388                            10%
2000                 27                   84,777                1,476,338                            12%
2001                 23                   78,954                1,197,067                            10%
2002                  9                   29,389                  403,426                             3%
2003                  9                   50,643                  903,704                             8%
2004                  8                   36,647                  501,931                             4%
2005                 11                   57,409                  992,372                             8%
2006                 10                   43,984                  891,692                             8%
Thereafter           19                  247,293                2,172,726                            18%
                  -----------------------------------------------------------------------------------------------
TOTAL              274                   946,124              $11,937,685                            100%
                  ================================================================================================

              The following table sets forth tax information for the Plaza.


               Federal           Rate of                                                  1996
              Tax Basis        Depreciation         Method      Life (In Years)       Property Taxes
----------------------------------------------------------------------------------------------------

Plaza       $56,517,416        2% - 33%        Straight Line        3-40             $1,733,673

              As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has announced a $240 million comprehensive plan to redevelop areas in and around the Plaza. The Plan is to be executed over the next ten years and is contingent on market demand and approval of tax increment financing sought by the Company.

ITEM 3.                LEGAL PROCEEDINGS

              On April 20, 1995, a shareholder  derivative  lawsuit was filed in which the Company, each of the then existing members of the Board of Directors of the Company, and the Bowser Partnership were named as defendants. Among other things, the plaintiffs alleged a breach of fiduciary duties by the then existing directors of the Company and alleged that certain then existing officers of the Company had engaged in insider transactions from which they benefitted personally at the expense of the Company. Specifically, the plaintiffs alleged that the former chief executive officer and former chief financial officer of the Company: (i) acquired in a series of transactions certain real property and other assets from the Company without paying fair value therefor; (ii) conveyed real property and other assets to the Company in exchange for assets of far greater value; (iii) caused the Company to make loans and investments unrelated to the business of the Company and intended for their personal benefit; and (iv) failed to disclose to or attempted to conceal certain of the foregoing matters from the other members of the board of directors. The other members of the board of directors were named as defendants because of their alleged failure to identify and prevent the foregoing actions.

    This litigation was followed by a lawsuit initiated on behalf of the beneficiaries of the ESOT against many of those defendants, including the Company, named in the shareholder derivative lawsuit. The ESOT beneficiaries alleged that the foregoing transactions resulted in damages to them because of the significant interest in common stock of the Company held by the ESOT.

    After completion of an internal investigation by a committee of outside directors of the Company, the Company then filed a lawsuit against many of the defendants named in the shareholder derivative lawsuit. All of such legal actions were consolidated in the Federal District Court, Western District of Missouri, where certain litigants, including the Company, requested, among other things, that the District Court rescind certain transactions to which individuals who were then officers or directors of the Company were a party.

              The consolidated litigation ended when the Company and the other parties thereto entered into a Mutual Release and Settlement Agreement dated as of June 30, 1995 ("Settlement Agreement"). The parties to the Settlement Agreement included the shareholders who had initiated the derivative litigation, the Company, the ESOT beneficiaries that had initiated the litigation on behalf of all ESOT participants, all of the individuals who were then directors of the Company, four former directors of the Company who were on the Board of Directors of the Company at the time of certain transactions that were, in part, the subject of the litigation, the individuals who were at various times prior to the Settlement Agreement the trustees of the ESOT, certain individuals and entities related to or under the control of the former chief executive officer and former chief financial officer of the Company, and SunChase Capital, Inc. and Realty Capital Company, two outside entities that had entered into a business arrangement with the Company prior to the Settlement Agreement. The provisions of the Settlement Agreement that are material to the Company, and in parenthesis, the impact of each such provision on the Company's recognition of $19.6 million in net litigation settlement expense are as follows: (i) the Company received, in total, $6.6 million in cash from the insurance companies providing director and officer liability insurance and a fiduciary policy ($6.6 million income); (ii) the Company agreed to indemnify the then existing directors and former directors for their litigation expenses and the Company agreed to pay all attorney's fees, costs and expenses incurred on behalf of the shareholders initiating the shareholder derivative litigation and on behalf of the ESOT beneficiaries ($8.1 million expense); (iii) the Bowser Partnership conveyed to the Company 125,242 shares (pre-split) of stock of the Company acquired by that partnership from the ESOT, and the indebtedness owed by the Bowser Partnership to the Company was deemed satisfied (no effect); (iv) all rights of the Bowser Partnership and other entities pursuant to an option agreement entered into with the ESOT were forfeited (no effect); (v) the former chief executive officer of the Company conveyed to the Company 5,719 shares (pre-split) of stock of the Company ($4.3 million income); (vi) the former chief executive officer of the Company conveyed to the Company 6,508 shares of stock of the Company that were pledged as collateral for an obligation owed to another defendant in the litigation ($4.9 million income), and the Company agreed to pay approximately $6.1 million to acquire such shares ($6.1 million expense); (vii) the Company agreed to pay $3.6 million to the former chief executive officer of the Company ($3.6 million expense), indebtedness owed by such individual or other individuals to the Company or its subsidiaries, in the approximate amount of $8.1 million, was cancelled ($5.6 million expense, net of reserves at December 31, 1994 of $2.5 million), and $1.1 million of obligations of the Company to such individuals was cancelled ($1.1 million income); (viii) the Company received title to six properties from an entity controlled by the former chief executive officer of the Company and indebtedness owed to the Company relating to such properties was canceled (no effect); (ix) the Company received a new secured note in the approximate amount of $1.2 million from an entity affiliated with the former chief financial officer of the Company in replacement of accounts receivable of the same amount (no effect);
(x) the former chief financial officer of the Company agreed to provide to the Company the benefits of stock ownership of certain stock of an entity affiliated with the Company (no effect); (xi) the Company agreed to transfer 8,500 shares (pre-split) of stock received from the Bowser Partnership and to pay $2 million to the ESOT or the beneficiaries of the ESOT ($13.1 million expense); (xii) the Company agreed to appoint an independent institutional trustee for the ESOT.

              A summary of litigation settlement expenses is set forth in note 15 to the consolidated financial statements of the Company.

              Except for those involving the ESOT, nearly all transactions, conveyances, payments, and extinguishment required by the Settlement Agreement were completed by November 30, 1995. As part of the Settlement Agreement, the Company was given the option to submit to the IRS a request for a private letter ruling on matters related to the ESOT's duties pursuant to the Settlement Agreement. The private letter ruling request may result in JCN entering into a closing agreement with the IRS, and the Company may be requested to pay to the IRS some amount in order to obtain such a closing agreement.

              The Company has entered into a separate agreement (the "Resolution Agreement") with its prior auditor, Deloitte & Touche LLP, pursuant to which its prior auditor denied any wrongdoing or fault and agreed to resolve disagreements with the Company that arose out of the circumstances that were the subject of the Settlement Agreement referred to above. The Resolution Agreement resulted in the Company receiving a $4.6 million payment from Deloitte & Touche LLP and recognizing approximately $3.2 million in income that is included within the amount set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995 -- Other." The Resolution Agreement also included a broad release by the Company of any claims it may have against Deloitte & Touche LLP and an agreement by the Company to provide to Deloitte & Touche LLP and various affiliates and related persons broad indemnification, subject to a $2.5 million cap, for any losses, costs, or expenses that Deloitte & Touche LLP and such affiliates and related persons may in the future incur as a result of the prior auditor's relationship with the Company.

              The Company filed as a plaintiff on December 22, 1995 a petition against its former attorney, Charles Schleicher, and the law firm of Schleicher Latz, P.C. alleging certain breaches of fiduciary duties and obligations as an attorney and the attorneys for the Company, and alleging certain failures in performance of duties as attorney and attorneys for the Company. The suit against Mr. Schleicher and his law firm was filed in the Circuit Court of Jackson County, Missouri. The Settlement Agreement described above limits the potential recovery realizable by the Company to $2.0 million. The actual amount recovered by the Company, by settlement or otherwise, may be substantially less than such amount.

              The Company has no claims pending against it and no claims pending by it against others that relate to the matters covered by the Settlement Agreement, arise out of events or circumstances that gave rise to the Settlement Agreement, or involve former officers, former directors, or professionals providing services to the Company prior to the Settlement Agreement.

              The Company has filed as a plaintiff a $3.0 million proof of claim in the National Gypsum bankruptcy proceeding pending in United States Bankruptcy Court, Northern District of Texas. The Company received an initial payment in 1996 of approximately $378,000. The Company's proof of claim in the National Gypsum bankruptcy is based on tort liability arising from claims relating to the quality of certain materials used in the construction of properties owned by the Company. Total payments received by the Company under the National Gypsum plan of reorganization will not equal the full amount of the proof of claim originally filed by the Company. However, counsel for the Company has advised management that such plan does provide for two additional payments on the Company's claim that are expected to total approximately $800,000. Such additional payments, if any, will be booked as income when received.

              The Company was named as a defendant in a complaint filed by Petula Associates ("Petula") in December 1996 in the United States District Court, Western District of Missouri. The complaint relates to a cost and revenue sharing agreement entered into between the Company and Petula in 1985 for construction and operation of the Coach House South Apartment complex now owned by the Company. Construction of this project, which was accomplished with modular units provided by Marley Continental Homes of Kansas, an affiliate of the Company, cost more than budgeted. Petula's complaint alleges fraud , breach of contract, and breach of a fiduciary duty by the Company and seeks $4.0 million in damages, interest thereon, and exemplary damages. The Company believes it has meritorious defenses to these claims and expects to aggressively assert such defenses.

              Nichols Equity, Inc., a wholly-owned subsidiary of JCN, received as defendant a complaint filed by Justin Management, Inc. ("Justin") and Winstead's Restaurant, Inc. ("Winstead's") in August 1996 in the United States District Court, Western District of Missouri. The suit sought to compel Nichols Equity to participate in an arbitration hearing allegedly required by an agreement allegedly entered into among Nichols Equity, Justin, and Winstead's. The parties have now agreed to an arbitration hearing to determine whether a separate provision of the agreement should be enforced which purports to require Nichols Equity to forfeit its interest in 47th Street Development Corporation, Grand Street Partners I, L.P., and Creekview Partners II, L.P. An adverse outcome in this arbitration is not expected to have a material adverse impact on the financial condition of the Company or results of operations.

              The Company and its subsidiaries are parties to certain other legal proceedings incident to their business. In the opinion of management, none of these other matters, either individually or in the aggregate, is material to the Company's financial condition or results of operations. All material legal proceedings are described above.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                  PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, UNREGISTERED SALES OF EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS.

              Although  there is currently  no  established  trading  market for shares of common stock of the Company, such shares have for many years been traded over-the-counter very infrequently through inter-broker bulletin boards trading under the symbol "NCJC.BB." The high and low bid information reflecting inter-dealer bulletin board prices without retail mark-up, mark-down or commission, for each quarter during the three most recent fiscal years is as follows:

1994                     HIGH                                         LOW

1st Quarter             $6.25                                        $5.625
2nd Quarter             $6.25                                        $5.625
3rd Quarter            $7.375                                       $7.3125
4th Quarter            $9.375                                       $7.1875

1995                    HIGH                                          LOW

1st Quarter            $11.41                                        $9.375
2nd Quarter           $10.3125                                       $10.00
3rd Quarter          No Trades                                    No Trades
4th Quarter            $21.875                                      $14.375

1996                    HIGH                                          LOW

1st Quarter           $21.0625                                       $20.00
2nd Quarter             $36.50                                       $32.00
3rd Quarter             $34.00                                      $28.125
4th Quarter           $31.0625                                       $27.00

              These quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. The quotations on March 21, 1997, were Bid $31.00 and Ask $33.50.

              The Company has 80,000 shares of its common stock that are subject to a vested option held by Mr. Brady, President and Chief Executive Officer. Other than 304,302 shares of common stock held by the Company's Employee Stock Ownership Trust and various other shareholders, the 3,849,358 currently outstanding shares of common stock of the Company may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company has entered into no agreements to register any shares of its common stock pursuant to the Securities Act and is not publicly offering, and has not publicly proposed to offer, any of its shares of common stock.

              The number of shares reflected in the foregoing paragraph does not include the 680,000 shares awaiting conveyance to the ESOT or ESOT beneficiaries and does not include any shares subject to options granted to management of the Company, but not yet exercised.

              HOLDERS.

              As of March 21, 1997, there were approximately 166 record holders of common stock and including those individuals and entities for whom shares are held in nominee or street name by brokers, there were approximately 306 holders of the common stock.

              DIVIDEND POLICY.

              Prior to 1995, the Company typically declared and paid an annual cash dividend of $10.00 on each share of its common stock (or approximately $.125 per post-split share). No dividend was declared on common stock in 1995 or 1996. The Board of Directors of the Company has not determined if, when or in what amount future dividends will be declared or paid. The Company is not currently under any dividend payment prohibition or restriction.

ITEM 6.                SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

              The selected financial data has been derived from the Company's audited consolidated financial statements for each of the five consecutive years ended December 31,1996. The information set forth below for the years 1992 and 1993 is based on the Company's audited financial statements for those years. Note, however, that the Company's prior auditor qualified its report on the consolidated financial statements for the years ended December 31, 1993 and 1992 as a result of its inability to obtain sufficient evidence to evaluate whether certain capitalized cost balances for the Company's Bay Plaza assets as of December 31, 1993 and 1992 were in excess of recoverable amounts.


For the Years Ended December 31,                 1996           1995            1994            1993           1992
-----------------------------------              ------------   -------------   --------------  ------------   --------------
                                                                   (in thousands, except per share data)
                                                 ----------------------------------------------------------------------------

Operating Results:

Sales and revenues                                 $ 132,628     $  99,305      $  94,213        $  96,204     $ 112,554
Selling, general, operating expenses                  45,555        46,118         43,203           44,615       46,769
Interest expense                                      23,305        27,696         27,049           26,693       33,832
Income (loss) before income taxes and
           extraordinary gain                         44,652       (16,498)       (44,698)              26        5,483
Net income (loss)                                     27,902       (10,752)       (14,534)             510        3,663

Per Share Data:
           Income (loss) before extraordinary gain      5.62         (0.74)         (2.89)             0.04         0.25
    Net income (loss)                                   5.62         (0.74)         (0.96)             0.04         0.25
    Dividends                                           0.00          0.00           0.13              0.13        0.13
Weighted average common shares
           outstanding (in thousands)                  4,968        14,469         15,136             14,408      14,574



At December 31,                                     1996            1995           1994            1993            1992
-------------------------------------               --------------  ------------   -------------   -------------   -------------
                                                                                (in thousands)
                                                    -----------------------------------------------------------------------------
Financial Position:

Total properties                                   $ 220,133      $ 229,524        $ 244,105       $ 239,008     $ 258,785
Total assets                                         320,327        328,695          350,302         362,112       410,897
Mortgage indebtedness                                309,188        326,349          339,881         327,354       400,539
Treasury stock                                       117,427        117,427           14,582          23,038        22,306
Total stockholders' equity (deficit)                 (28,606)       (36,725)         (25,821)        (31,568)      (29,526)

           As part of the settlement resulting from the 1995 litigation (which is described in Item 3 ), the Company received from the Bowser Partnership 125,242 shares (pre-split) and became obligated to convey 8,500 shares (680,000 shares post-split) of the Company's common stock and $2.0 million cash to the ESOT or to beneficiaries of the ESOT. The receipt by the Company of shares from the Bowser Partnership, which was reflected in the Company's consolidated financial statements in November 1995, significantly reduced the weighted average common shares outstanding for the year ended December 31, 1995 and subsequent periods. The conveyance to the ESOT or the ESOT beneficiaries has not occurred and will not occur until certain related issues are addressed by the Internal Revenue Service (the "IRS"). Conveyance of the 680,000 shares of the Company's common stock will result in a decrease in stockholders' deficit of $11.1 million, which, together with the $2.0 million cash contribution to be made, have already been reflected as expenses in the Company's 1995 consolidated statement of operations and as liabilities in the Company's 1995 and 1996 consolidated balance sheets. The following table provides pro-forma data for the years ended December 31, 1996 and 1995, had the conveyance occurred on December 31, 1995:

                                                                    PRO FORMA FOR CONVEYANCE TO ESOT
                                                    Year Ended                                   Year Ended
                                                 December 31, 1996                             December 31, 1995

Weighted average common shares outstanding
            (in thousands)                       5,648                                            14,469
Net income (loss) (in thousands)                $27,902                                         $(10,752)
Net income (loss) per share                     $  4.94                                         $   (.74)

                                                    As of                                          As of
                                              December 31, 1996                               December 31, 1995
Total stockholders' equity (deficit)
    (in thousands)                               $(17,556)                                       $(25,675)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

              The Company's operating results depend primarily upon income from the rental of its retail, office, industrial, and residential properties. This income is substantially influenced by the demand for the Company's rental space in the Kansas City metropolitan area and, to a lesser degree, the Des Moines, Iowa metropolitan area. The ability of the Company to increase its rental income is dependent upon its ability to increase either or both of its occupancy rates and rental rates, control expenses on its existing properties, and to acquire or develop additional rental properties.

              The Company's operating results are also dependent on the demand for lots in its residential subdivisions. Demand for these lots is influenced by a number of factors, including population growth in the Kansas City metropolitan area, availability of existing housing stock, interest rates, tax rates, and the number and financial health of home builders in the area.

              The Company's primary markets in the Midwest have continued to offer strong and stable local economies. Management believes this will continue and the markets will offer attractive acquisition and development opportunities because of their central location, established business and industrial base, skilled work force, and moderate labor cost.

              At December 31, 1996, the occupancy rate for the Company's retail properties was 97.4%, 96.3% for its Plaza office properties and 82.5% for its suburban office properties (the lower percentage due principally to one vacant property which was fully leased in the first quarter of 1997), 98.6% for its industrial properties and 98.4% for its multi-family residential properties.

              On December 19, 1996, the Company announced a comprehensive plan to redevelop areas on and around the Plaza. The proposed $240 million redevelopment includes 780,000 square feet of new construction on the Plaza, rehabilitation of 180,000 square feet of existing structures on the Plaza, and the addition of 350 residential apartment units near the Plaza. The proposal also includes construction of 3,965 parking spaces and $5 million of public amenities on the Plaza. The Company filed on December 20, 1996 an application with the Tax Increment Financing Commission of Kansas City seeking to use funds generated from tax increment financing to fund approximately 25% of the proposed redevelopment. The plan is to be executed over the next ten years and is contingent on market demand and approval of the tax increment financing sought by the Company. Accordingly, the Company has not yet identified the source or sources of funds to be provided by it to fund the proposed redevelopment plan.

              Prior to 1995, the Company typically declared and paid an annual cash dividend of $10.00 on each share of its common stock ($.125 per share post-split). No dividend was declared on common stock in 1995 or 1996.

                             RESULTS OF OPERATIONS

              Following is a summary of the Company's sales and revenues, costs and expenses and net income (loss) for each of the three years ended December 31, 1996, 1995 and 1994.


                                                         Sales and Revenues ($000)
For the Years Ended December 31,                 1996             1995             1994
================================                ============================================

Rents                                            $  79,878         $  79,818       $  74,973
Property sales                                       6,623             6,047          10,694
Commissions and fees                                 1,232             1,459           1,862
Dividends and interest                               4,634             4,806           4,053
Gains on sale of investments and other assets       34,867             5,711             727
Other                                                5,394             1,464           1,904
                                                =============================================
       Total sales and revenues                  $ 132,628          $  99,305      $  94,213
                                                =============================================


                                                         Costs and Expenses ($000)
                                                ==============================================
For the Years Ended December 31,                 1996               1995             1994
================================                ==============================================
Selling, general, and operating expenses        $  45,555          $  46,118        $  43,203
Cost of property sales                              5,162              3,944            8,822
Interest                                           23,305             27,696           27,049
Depreciation and amortization                      13,954             14,355           18,488
ESOT contribution                                       -              1,787                -
Valuation allowances                                    -              2,350           39,699
Litigation settlement                                   -             19,553                -
Net operations of property subject to debt
  extinguishment                                        -                  -            1,650
                                                 =============================================
        Total costs and expenses                $  87,976          $ 115,803        $ 138,911
                                                 =============================================

                                                             Net Income (Loss) ($000)
                                                 =============================================
For the Years Ended December 31,                 1996                1995              1994
================================                 =============================================
Income (loss) before extraordinary item         $  27,902         $  (10,752)      $  (43,670)
Extraordinary gain, net of tax                          -                  -           29,136
                                                 ---------------------------------------------
Net income (loss)                               $  27,902         $  (10,752)      $  (14,534)
                                                 =============================================

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

SUMMARY. Net income increased by $38.7 million in 1996 from a net loss of $10.8 million in 1995 to net income of $27.9 million primarily as a result of the gains from disposition of the Company's marketable equity securities portfolio, the absence of litigation settlement expense in 1996, increased other income, and lower interest expense.

RENTS. Rental income increased by $60,000 to $79.9 million in 1996. This increase occurred even though one of the Company's larger office buildings was substantially vacant during the first half of 1996 while the Company made significant tenant improvements for a new tenant that is now leasing all of the vacant space in that building. This vacancy resulted in a $1.8 million reduction in rental income in 1996. Rental income from the Company's leasehold interest in the Raphael Hotel of San

Francisco decreased by $489,000 due to the expiration of the underlying lease. As a result of apartment properties obtained pursuant to the Settlement Agreement, rental income increased by approximately $700,000 in 1996. The remainder of the $1.6 million increase is due primarily to $200,000 of certain nonrecurring items and $1.4 million in improved rents on the Company's office, retail, and apartment properties.

PROPERTY SALES. Property sales primarily represent sales of residential lots in subdivisions developed by the Company, sales of condominiums in the Alameda Towers project, and sales of villas in the Corinth Place Villas project. Property sales increased by $576,000 (9.5%) to $6.6 million in 1996 and included lot sales of $2.8 million, condominium sales of $2.9 million, and villa sales of approximately $945,000. Property sales of $6.0 million in 1995 included $3.5 million of lot sales and condominium sales of $2.5 million.

DIVIDENDS AND INTEREST. Dividends are received on marketable equity securities held by the Company for investment purposes. Interest income is received on the Company's cash balances held in banks and on notes receivable. Interest income fluctuates with interest rates, the level of the Company's excess cash, and the level of notes receivable. The Company experienced no significant change in dividends and interest in 1996 as compared to 1995.

GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. Gains on sales of investments and other assets represent gains associated with the sales of revenue-producing properties, property held for future development, marketable equity securities, and other assets used in the business. These gains fluctuate with the volume of asset dispositions and the magnitude of the difference between sales proceeds and carrying value. In early 1996, the Company liquidated for $38.6 million its entire investment in marketable equity securities held at December 31, 1995, recognizing a pre-tax gain of approximately $33.0 million. Additionally, in 1996, the Company sold two industrial properties recognizing a pre-tax gain of approximately $1.6 million.

OTHER. Other includes equity in earnings of unconsolidated affiliates and other miscellaneous revenues. Other increased by $3.9 million in 1996 to $5.4 million. This increase resulted primarily from a $4.6 million payment received from the Company's prior auditor, Deloitte & Touche LLP, pursuant to the Resolution Agreement described in Item 3. The Company incurred related legal expenses totaling approximately $900,000 and reserved approximately $500,000 for potential subrogation claims, to reduce to $3.2 million the amount of income recognized by the Company as a result of such payment. The payment received by the Company under the Resolution Agreement has prompted the two insurance companies that provided officer and director liability insurance to the Company and participated in payments made pursuant to the Settlement Agreement to threaten a subrogation claim against the Company. If the insurance companies were to pursue and prevail on the subrogation claims, the Company may be obligated to pay to them as much as $3.7 million of the amount received from its prior auditor. Furthermore, in the Resolution Agreement the Company agreed to indemnify its prior auditor and various affiliates and related persons thereof, in an amount up to $2.5 million, from a broad range of losses and claims that may be incurred by such prior auditor as a result of its relationship with the Company. See, Item 3, "Legal Proceedings." However, management of the Company currently believes the occurrence of a material reduction to the $3.2 million in recognized income is remote. In addition, the Company received approximately $378,000 as a result of a claim it filed in the National Gypsum bankruptcy proceeding now pending in the United States Bankruptcy Court. The Company has received notice that it may receive an additional $800,000 in satisfaction of such claim. The actual amount and date of any such payment is uncertain and therefore will not be recorded until received. See, Item 3, "Legal Proceedings." Earnings from the Company's investment in J.C. Nichols Real Estate, an unconsolidated affiliate engaged in residential brokerage services, increased by $255,000 in 1996 as a result of a record year in its sales volume and net income.

SELLING, GENERAL, AND OPERATING EXPENSES. Selling, general, and operating expenses (S,G, & O) represent the expenses directly associated with operating the Company's real estate assets and expenses that are considered to be overhead. These expenses decreased by $563,000 (1.2%) to $45.6 million in 1996, principally due to a decline of $2.3 million in operating expenses of the discontinued Bay Plaza project, a decline of $827,000 in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease, and the absence of $400,000 of nonrecurring items. These reductions were partially offset by additional costs of $1.4 million incurred to secure a new management team, and additional operating expenses of $255,000 related to apartment properties obtained in the Settlement Agreement. The remainder of the $1.3 million increase over 1995 is due primarily to increased overhead (primarily legal and professional fees) and property operating costs.

COST OF PROPERTY SALES. Cost of property sales represents the Company's cost basis in residential lots, condominium units, and villas sold during the year. The cost of property sales is a function of the number of lots, condominium units, and villas sold and their underlying cost basis. Cost of property sales increased by $1.2 million (30.9%) in 1996 to $5.2 million. Of this $1.2 million increase, the cost of condominium sales increased by $952,000, the cost of lots sold decreased by approximately $657,000, and the cost of villa sales increased by approximately $923,000. The gross margin percentage on lot sales was 40% in 1996 as compared to 33% in 1995. The increase in gross margin percentage on lot sales in 1996 resulted from a change in sales mix, as 1996 sales contained a larger percentage of sales from higher margin subdivisions. The gross margin percentage on condominium sales was 11% in 1996, as compared to 37% in 1995. The decrease in gross margin percentage on condominium sales in 1996 resulted from the Company incurring greater finishing costs on condominium sales in 1996 than in 1995. The gross margin percentage on villa sales in 1996 was approximately 2%.

INTEREST EXPENSE. Fluctuations in interest expense occur due to the level of the Company's interest bearing indebtedness and the effect changes in interest rates have on the Company's variable rate indebtedness. Interest expense declined by $4.4 million (15.9%) to $23.3 million in 1996. The primary reasons for this decline are the pay-down or pay-off of notes and mortgages during 1996 of approximately $16 million in addition to normal principal amortization, and the restructuring of a mortgage note as discussed in Note 8 to the Company's consolidated financial statements.

DEPRECIATION AND AMORTIZATION. Depreciation of the Company's revenue-producing properties is computed using the straight-line method over the estimated useful lives of the assets, generally seven to thirty-one years. Depreciation expense fluctuates to some degree as properties are bought and sold. In addition, certain financing charges and certain lease related costs are amortized over the term of the associated loan or lease as applicable. The Company experienced no significant change in depreciation and amortization in 1996 as compared to 1995.

EMPLOYEE STOCK OWNERSHIP TRUST CONTRIBUTION. The Company maintains an ESOT to which it has the right to make annual contributions in amounts determined by the Board of Directors. The Company made no contributions during 1996.

VALUATION ALLOWANCES. The Company's assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset is in excess of its net realizable value. If the carrying value of an asset is determined, in the opinion of management, to be in excess of its net realizable value, a charge to expense is recognized in the form of a valuation allowance. No valuation allowances were recorded in 1996.

LITIGATION SETTLEMENT. In 1995, the Company recorded a one time charge of $19.6 million as "Litigation Settlement" in its consolidated statement of operations as a result of the Settlement Agreement. The circumstances leading to and the impact of the Settlement Agreement are described in Item 3, "Legal Proceedings" and in Note 15 "Litigation and Settlements" of the Company's consolidated financial statements.

TAX CLAIM. As discussed in Note 10 to the Company's consolidated financial statements, the Company has proposed to the Internal Revenue Service (IRS) adjustments to the Company's federal income tax returns in order to claim $92 million of bad debt and accrued interest losses arising from a note receivable to the Company from a limited partnership owned in part by the Company's former president. This claim could have a material positive effect on the financial condition of the Company. The IRS may reject all or a portion of such proposed adjustments, and there is no assurance the Company will ultimately prevail on all or any portion of its claimed losses. Accordingly, the Company may not receive all or any portion of the benefits that result from such claimed losses.

              Management of the Company has been advised by counsel that such counsel believes the claim to be valid. Preliminary discussions with respect to the Company's proposal to claim the losses have been held with representatives of the IRS, who are conducting an examination of the Company's returns for the years 1989 through 1995.

              To the extent allowed, the loss would be used first to file for a refund of taxes paid previously after offsetting deficiencies that may be proposed by the IRS in connection with its examination (the Company believes it has previously provided sufficient tax reserves for financial reporting purposes to cover any such deficiencies); second, the balance remaining, if any, could be used to offset the recognition of gains in future years that had occurred but were unrecognized prior to a "change in control," as defined in Section 382 of the Internal Revenue Code; and finally, after such offset, any remaining amount may be available annually to reduce other taxable income, subject to limitations set forth in Section 382.

              Consistent with the requirements of generally accepted accounting principles, none of this potential impact is reflected in the Company's consolidated financial statements due to its uncertainty.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

SUMMARY. The net loss from continuing operations, before extraordinary items, decreased by $32.9 million in 1995 from $43.7 million in 1994 to $10.8 million principally due to increased rental income and gains on sale of investments and other assets, decreased depreciation and amortization expense, and decreased valuation allowances. These reductions to the net loss from continuing operations, before extraordinary items were partially offset by increased selling, general, and operating expenses and litigation settlement expenses.

RENTS. Rental income increased by $4.8 million (6.5%) to $79.8 million in 1995 due principally to increases in the occupancy and rental rates for the Company's retail properties and increased rental income of approximately $2.2 million associated with having a full year of operations in 1995 for an office property that was acquired in late 1994. Retail occupancy increased from 88% in 1994 to 97% in 1995, while office occupancy rates declined slightly to 89% in 1995 from 90% in 1994. The Company's rental income from apartments increased by 5.1% in 1995 to $18.6 million from $17.7 million in 1994. Contingent rental income, or percentage rents, remained flat from 1995 to 1994 at approximately $4.2 million.

PROPERTY SALES. Property sales decreased by $4.7 million (43.5%) to $6.0 million in 1995. Property sales of $6.0 million in 1995 included lot sales of $3.5 million and condominium sales of $2.5 million. Property sales of $10.7 million in 1994 included lot sales of $4.6 million, condominium sales of $5.6 million, and villa sales of approximately $500,000.

SELLING, GENERAL, AND OPERATING EXPENSES. Selling, general, and operating expenses (S, G & O) increased by $2.9 million (6.7%) from $43.2 million in 1994 to $46.1 million in 1995 due principally to a refund of property taxes of approximately $800,000 received in 1994 and credited against S, G & O, legal and professional fees of approximately $500,000 incurred in 1995 during the transition of management and the board of directors, and additional operating expenses associated with the growth in the portfolio of revenue-producing properties.

COST OF PROPERTY SALES. Cost of property sales decreased by $4.9 million (55.3%) from $8.8 million in 1994 to $3.9 million in 1995. Of this $4.9 million decrease, the cost of condominium sales decreased by $3.4 million, the cost of lots sold decreased by approximately $800,000, and the cost of villa sales decreased by approximately $700,000. The gross margin percentage on lot sales was 33% in 1995 as compared to 31% in 1994. The gross margin percentage on condominium sales was 37% in 1995 as compared to 11% in 1994. The increase in gross margin percentage on condominium sales in 1995 resulted from the Company incurring less finishing cost on condominium sales in 1995 than in 1994.

DEPRECIATION AND AMORTIZATION. In 1995, depreciation and amortization declined by $4.1 million (22.4%) to $14.4 million principally due to a special one time expense in 1994. Until 1994, the Company amortized tenant improvements over their  financial  reporting  or tax lives.  In 1994,  the  Company  changed  its depreciation of tenant improvements to correspond with the terms of the individual leases. This change in amortization resulted in a more conservative accounting treatment and an increase of approximately $4.0 million in depreciation expense during 1994.

EMPLOYEE STOCK OWNERSHIP TRUST CONTRIBUTION. In 1995, the Company contributed 1,375 shares (or 110,000 post-split shares) of the Company's common stock valued at $1.8 million to the ESOT. The Company made no contributions to the ESOT during 1994.

VALUATION ALLOWANCES. In 1994, the Company recorded a charge of $39.7 million resulting from valuation allowances, principally due to a reduction in carrying value of $23.8 million on the Company's Bay Plaza project, $6.0 million on various notes and accounts receivable of the Company, and $4.6 million on the Company's Alameda Towers condominium project. The Company recorded a charge of $2.3 million in valuation allowances in 1995 principally due to further reductions in carrying value of the Bay Plaza project and various notes and accounts receivable not related to Bay Plaza. See Note 5 in the Company's consolidated financial statements.

              The Company's development activities on the Bay Plaza Project have ceased and, after further review by management, its carrying value net of liabilities was reduced to zero at December 31, 1995. The Company has disposed of certain of the Bay Plaza Project properties and intends to dispose of the remaining Bay Plaza Project properties as soon as practical. The various notes and accounts receivable for which the Company's carrying value was reduced were related principally to business activities in which the Company is no longer actively involved. The 1994 valuation allowance related to the Company's Alameda Towers condominium project reflects the write-off of the costs associated with Phase II of the project, which has been postponed indefinitely.

LITIGATION SETTLEMENT. In 1995, the Company recorded a one time charge of $19.6 million as "Litigation Settlement" in its consolidated statement of operations as a result of the Settlement Agreement.

The  circumstances  leading  to and  the  impact  of the  Settlement
Agreement are described in Item 3 "Legal Proceedings" and in Note 15 "Litigation and Settlements" of the Company's consolidated financial statements.

NET OPERATIONS OF PROPERTY SUBJECT TO DEBT EXTINGUISHMENT. On February 22, 1994, a lender foreclosed on a hotel owned by a venture in which the Company owned a 99% interest. Because of the non-recourse nature of the debt, the Company was released from its obligations and, as a result, recognized a gain in 1994 of approximately $29.1 million. See "Extraordinary item" below. Operating expenses relating to the hotel property of $1.7 million in 1994 were reclassified and included in the Company's consolidated statement of operations as "Net operations of property subject to debt extinguishment."

EXTRAORDINARY ITEM. The Company recorded an extraordinary item gain of $29.1 million in 1994. This gain stemmed from a lender's foreclosure on non-recourse debt secured by a hotel property owned by Kantel L.P., a 99%-owned joint venture (the "Venture") of the Company and an affiliate of the Ritz-Carlton Hotel Company ("Ritz").

              In 1989, the Company borrowed $70.0 million on a non-recourse basis using the assets of the hotel as collateral. The hotel did not meet expected operating results or cash flows, and the Venture was unable to meet its obligations under the debt and lease agreements.

              On February 22, 1994, the lender  foreclosed on the hotel, and the
Company was released from its obligation under the non-recourse debt. In addition to being released from obligations for the principal balance, interest payable aggregating $14.1 million had been accrued and was included in the release. As a result of this release, the Company recognized, as an extraordinary item, a gain of approximately $29.1 million on extinguishment of debt ($38.3 million net of $9.2 million of income taxes).

                       LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities, permanent mortgage financing, and short term notes payable to banks represent the Company's primary sources of liquidity to fund recurring capital costs associated with renovating and renewing leases of the Company's properties, payments on the Company's outstanding indebtedness, and distributions to shareholders. In January 1996, the Company replaced its previous lines of credit with a $10 million unsecured line of credit with Commerce Bank, N.A. (Kansas City, Missouri) bearing interest at the prime rate. At December 31, 1996, there were no outstanding borrowings on this line of credit.

              Management anticipates that cash generated before debt payments and capital expenditures, together with the bank line of credit, will provide adequate liquidity to conduct the Company's operations, fund its recurring capital costs and interest expense, and permit normal amortization payments on outstanding indebtedness.

              In addition to recurring capital expenditures, management estimated at the end of 1996 that the Company should plan to expend approximately $15 million for "deferred maintenance" items over the next five years in order to maintain and restore the Company's properties to the condition and quality standards established by management.

              At December 31, 1996, the total of the Company's consolidated interest bearing debt was $311.2 million. Such amount, with certain exceptions discussed below, bears interest at rates ranging from 3.9% to 10.5%. Of the Company's consolidated debt at that date, $2.0 million was a note payable to the ESOT and $309.2 million was mortgage indebtedness. Approximately $273.3 million of the Company's $309.2 million of mortgage indebtedness at December 31, 1996, was non-recourse to the Company. By including the Company's percentage interest in the indebtedness of unconsolidated subsidiaries and excluding the minority interest percentage in the indebtedness of consolidated subsidiaries of the Company, the interest-bearing debt of the Company at December 31, 1996 would be $320.6 million.

              Of the Company's $311.2 million in consolidated debt at December 31, 1996, approximately $219.3 million accrued interest at fixed rates and $91.9 million was floating rate debt of various types. The interest expense of the Company in future periods may be expected to fluctuate with short term interest rates.

              As discussed in Note 8 to the Company's consolidated financial statements, the Company has restructured two debt agreements since 1992.
At December 31, 1996, the Company has classified as mortgage indebtedness approximately $10.8 million in debt that will be forgiven if the Company complies with certain conditions established by the lenders. The $10.8 million in forgiven debt will be amortized into income over the life of the mortgages through monthly reductions to interest expense. This amortization reduces the effective rate to the Company on restructured debt to approximately 3% for financial reporting purposes. This treatment is in compliance with generally accepted accounting principles, as the sum of the future undiscounted debt service payments exceeded the face value of the debt obligations at the time of the restructurings.

              Also, as discussed in Note 8 to the Company's consolidated financial statements, certain agreements to which the Company is a party provide for a 50% sharing of positive and negative cash flows from operations and certain capital expenditures. Interest expense recognized for such sharing arrangements was $929,000, $479,000 and $709,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, at December 31, 1996, mortgage indebtedness includes a non-interest bearing preference item of $4.0 million related to these agreements. The Company's liability is contingent upon certain conditions being met upon the sale or refinancing of the mortgaged properties.

              At December 31, 1996, the Company's proportionate share of interest bearing debt of $320.6 million was equal to approximately 62% of management's estimated value of the Company's proportionate share of real estate assets as of that date. Management intends, over a substantial period of time, to continue to reduce the amount of indebtedness in relation to the fair value of its existing real estate assets to approximately 50%.

              The ESOT currently holds 769,647 shares of the Company's common stock. As discussed in Note 13 to the consolidated financial statements, the Company has committed to convey an additional 680,000 shares (8,500 shares pre-split) of its common stock to the ESOT or to beneficiaries of the ESOT as part of the Settlement Agreement referred to in Item 3 "Legal Proceedings". Until such time as shares distributed by the ESOT to its beneficiaries can be readily traded on an established securities market, the Company is obligated to repurchase such shares for a specified period of time at a price determined by a qualified appraiser. The most recent appraisal of the common stock held by the ESOT was made as of December 31, 1996, and established a price of $35.00 per share.

              Management is taking actions to attempt to develop a liquid market for shares of the Company's common stock. However, it can give no assurance that such a market will develop. In the absence of a liquid market, the Company's obligation to repurchase shares of its common stock that may in the future be distributed to beneficiaries of the ESOT could constrain the Company's liquidity. Given expected retirement trends, management expects it can meet anticipated stock repurchase requirements with funds generated from operations or additional borrowings.

              On January 29, 1997, the Company purchased all outstanding shares of the Company owned beneficially and of record by AHI Metnall L.P. ("AHI"). Additionally, Mr. John Simon and Mr. James W. Quinn, who are affiliated with AHI, resigned as directors of the Company.

              The Company paid consideration of $27.25 per share, or a total of $25.9 million for the 948,880 shares of the Company's common stock owned by AHI. At the closing, the Company delivered to AHI approximately $12.8 million in cash (which included approximately $39,000 of interest) and executed a promissory note ("Note") in the approximate amount of $13.0 million (which reflected a $57,500 reduction for certain expenses), bearing interest at a rate of eight percent (8%) per annum with interest only payable quarterly. The Note is secured by the pledge of a mortgage receivable and real property, and the Note is due on January 29, 1999.

              The purchase price for the stock held by AHI was based on a negotiated price within the range of trades in the fourth quarter of 1996, which trades were between $27 and $31.06 per share. The purchase by the Company of such stock decreased the number of outstanding shares of common stock of the Company from 4,852,400 to 3,903,520 shares. The number of outstanding shares of common stock of the Company was further reduced to 3,849,358 in January 1997 when the ESOT transferred 54,162 shares to the Company in repayment of a loan from the Company of approximately $2.0 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

              Net cash provided by operating activities increased by $7.7 million to $29.7 million in 1996. The primary reasons for such increase are discussed above under "Results of Operations."

              Net cash flows used in investing activities increased by $2.8 million in 1996 to $4.6 million, which amount was principally a result of increasing temporary investments a net amount of $40.4 million, issuing an additional $6.6 million of notes receivable and investing $8.3 million for additions to revenue-producing properties. These investments were substantially offset by the receipt of $8.8 million of payments on notes receivable, sales of capital assets of $3.1 million and proceeds from the sale of marketable equity securities of $38.6 million. In 1995, the Company's net cash used in investing activities of approximately $1.7 million was principally a result of issuing an additional $6.2 million of notes receivable, investing $7.9 million for additions to revenue-producing properties and purchasing $3.0 million of marketable equity securities. These investments were substantially offset by the receipt of $6.9 million of payments on notes receivable, sales of capital assets of $5.3 million, and the maturing of marketable securities of $2.4 million.

              Net cash used by financing activities decreased by $9.4 million in 1996 to $17.9 million. The principal use of cash in financing activities in 1996 and 1995 was a net reduction of mortgage and notes payable indebtedness of $17.9 million and $22.8 million, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

              Net cash provided by operating activities increased by $16.7 million to $22.0 million in 1995. The primary reasons for such increase are discussed above under "Results of Operations." Additionally, the timing of income tax payments and refunds relating to the Company's $38 million extraordinary gain on extinguishment of debt and nonrecurring losses, made net cash provided by operating activities higher in 1995 as compared to 1994.

              Net cash used in investing activities increased by approximately $1.5 million in 1995 to $1.7 million, which amount was principally a result of issuing an additional $6.2 million of notes receivable, investing $7.9 million for additions to revenue-producing properties, and purchasing $3.0 million of marketable equity securities. These investments were substantially offset by the receipt of $6.9 million of payments on notes receivable, sales of capital assets of $5.3 million, and the maturing of marketable securities of $2.4 million. In 1994, the Company's net cash used in investing activities of $231,000 was principally a result of issuing an additional $19.5 million of notes receivable and investing $11.9 million for additions to revenue-producing properties. These investments were substantially offset by the receipt of $18.9 million of payments on notes receivable, sales of capital assets of $4.0 million, and a decrease of $7.9 million in the Company's temporary investments.

              Net cash used by financing activities increased by approximately $5.8 million in 1995 to $27.3 million. The principal use of cash in financing activities in 1995 and 1994 was a net reduction of mortgage and notes payable indebtedness of $22.8 million and $18.7 million, respectively.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION

              It is management's intent, as described in Item 1 "Business--Business Strategy," to apply the majority of the Company's operating cash flows to reduce indebtedness and to improve and increase the Company's portfolio of revenue-producing properties. The Company is organized as a "Subchapter C" corporation and as such pays income taxes on its taxable income and is generally not subject to distribution requirements based on net income. Management believes that the Company's core operations are best measured by its earnings before interest and dividend income, interest expense, income taxes, depreciation and amortization, gains or losses from debt restructuring and sales of assets, and valuation allowances, and after adjustments needed to similarly convert the earnings of minority interests and unconsolidated partnerships. Earnings, as so computed, are referred to herein as "EBITDA". This is a supplemental performance measure used along with net income to report operating results. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund operating needs and should not be considered as an alternative to cash flow as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and, along with net income (loss), facilitates understanding of its operating results. The EBITDA and EBITDA, as adjusted, set forth below may not be comparable to other real estate companies, as each real estate company may define differently such terms.

                                                                                            EBITDA
                                                                                            ($000)
For the Years Ended December 31,                                               1996          1995         1994
--------------------------------                                               -----------------------------------

NET INCOME (LOSS)                                                              $   27,902    $  (10,752)  $  (14,534)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO EBITDA:
        Interest and dividend income                                               (4,634)       (4,806)      (4,053)
        Interest expense                                                           23,305        27,696       27,049
        Income tax expense (benefit)                                               16,750        (5,746)      (1,028)
        Depreciation and amortization                                              13,954        14,355       18,488
        Net operations of property subject to debt extinguishment                       -             -        1,650
        Gain on extinguishment of debt, net of income taxes                             -             -      (29,136)
        Gains on sales of  investments and other assets                           (34,867)       (5,711)        (727)
        Valuation allowances                                                            -         2,350       39,699
        Minority interest portion of add-backs                                     (2,714)       (3,081)      (2,296)
        Unconsolidated subsidiaries' portion of add-backs                           3,684         3,997        3,892
                                                                                -------------------------------------
EBITDA                                                                         $   43,380    $   18,302   $   39,004
                                                                               ======================================

                                                 36

              Because of the number and size of non-recurring transactions included in the Company's consolidated financial statements during the last three years, management believes it is important to also present a reconciliation of the foregoing EBITDA to "adjusted" EBITDA, as described below, which represents EBITDA exclusive of certain non-recurring transactions. Management believes adjusted EBITDA is more representative of the Company's underlying operations.

                                                                                             ADJUSTED EBITDA$(000)
For the Years Ended December 31,                                                1996           1995             1994
--------------------------------                                               ---------------------------------------
EBITDA                                                                         $   43,380      $   18,302   $   39,004
NON-RECURRING ITEMS:
              Income from resolution of claims                                     (3,578)              -            -
              Litigation settlement expense                                             -          19,553            -
              Costs of securing new management (including stock                     1,362               -            -
              options)
              Property tax refund, net                                                  -               -          (800)
              ESOT contribution                                                         -           1,787             -
              Other, net                                                              (25)            400             -
                                                                               ----------------------------------------
ADJUSTED EBITDA                                                                $   41,139      $   40,042    $   38,204
                                                                               =========================================


              The above adjusted EBITDA amounts illustrate the Company's EBITDA if certain non-recurring items had been eliminated from the Company's statements of operations. These amounts are not necessarily indicative of future performance. However, management does believe that, when read in conjunction with the Company's consolidated financial statements, they assist the reader in better understanding the Company's underlying business operations. The adjustments made to arrive at adjusted EBITDA are explained as follows: "Income from resolution of claims" reflects the income to the Company from the resolution of certain claims in 1996. "Litigation settlement expense" reflects the expenses incurred by the Company in connection with the Settlement Agreement. The $19.6 million amount reflected for the year ended December 31, 1995 includes the expense to the Company of implementation of substantially all of its obligations set forth in the Settlement Agreement and the related legal and other professional expense. "Costs of securing new management (including stock options)" reflects the expense to the Company in 1996 of obtaining the new members of its senior management. "Property tax refund, net" reflects an $800,000 property tax refund received by the Company in 1994 for excess property taxes paid under protest in prior years on Missouri apartments owned by the Company. "ESOT contribution" reflects the contribution by the Company to the ESOT of 1,375 shares (or 110,000 post-split) of common stock of the Company in 1995. "Other, net" for the years ended December 31, 1996 and 1995 reflects the net of other less significant, non-recurring adjustments.

                     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

             Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," was adopted by the Company beginning January 1, 1996. This pronouncement requires that long-lived assets, including real estate projects, and certain indentifiable assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations.

          Also, SFAS No. 123 "Accounting for Stock-Based Compensation" required pro forma disclosure in 1996 of net income and income per share as if the accounting method based on the estimated fair value of employee stock options had been adopted.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEPENDENT AUDITORS' REPORT


Board of Directors
J. C. Nichols Company
Kansas City, Missouri:


We have audited the accompanying consolidated balance sheets of J. C. Nichols Company and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's
management.   Our responsibility  is  to  express  an  opinion  on  these consolidated  financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Kansas City, Missouri
March 7, 1997


                                                                                       J. C. NICHOLS COMPANY
                                                                                          AND SUBSIDIARIES

                                                                                    Consolidated Balance Sheets
                                                                                    December 31, 1996 and 1995
Assets                                                         1996                                                 1995
-----------------------------------                            ------------------------------------------------------------------

Revenue-producing properties (note 5)                          $189,011,000                                           195,688,000
Land and improvement inventories                                 29,645,000                                            32,344,000
Property held for future development                              1,477,000                                             1,492,000
                                                                -------------------------------------------------------------------
                           Total properties                     220,133,000                                           229,524,000


Cash and cash equivalents                                        14,454,000                                             7,209,000
Temporary investments                                            45,053,000                                             4,606,000
Marketable equity securities available-for-sale (note 3)              --                                               38,114,000
Accounts receivable (note 12)                                     2,000,000                                             4,205,000
Prepaid expenses                                                  6,355,000                                             9,992,000
Income taxes receivable                                                  --                                             4,192,000
Notes receivable (notes 4 and 12)                                21,154,000                                            24,032,000
Investments in real estate partnerships (note 6)                  2,163,000                                             1,857,000
Minority interest in consolidated partnerships                    4,431,000                                             4,284,000
Deferred income taxes                                             3,456,000                                                    --
Other assets, net                                                   768,000                                               680,000
                                                               --------------------------------------------------------------------
                                                               $320,327,000                                           328,695,000
                                                               ====================================================================

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------                 --------------------------------------------------------------------
Mortgage indebtedness (note 8)                                 $309,188,000                                           326,349,000
Notes payable to banks and others (notes 12 and 13)               2,000,000                                             5,658,000
Accounts payable and tenants' deposits                            6,633,000                                             6,266,000
Accrued expenses and other liabilities                            8,020,000                                             9,597,000
Income taxes payable                                             11,525,000                                                 --
Accrued contribution to Employee Stock Ownership
  Trust (note 13)                                                11,050,000                                            11,505,000
Deferred gains on the sale of property                              517,000                                               552,000
Deferred income taxes                                                 --                                                5,948,000
                                                                -------------------------------------------------------------------
                                                                348,933,000                                           365,420,000
                                                                -------------------------------------------------------------------
Stockholders' equity (deficit):
  Common stock, par value $.01 per share;
    10,000,000 shares authorized and 5,016,745 shares
    issued (note 17)                                                100,000                                               100,000
  Additional paid-in capital                                      8,319,000                                             7,079,000
  Unrealized gain on marketable equity securities
    available-for-sale, net of income taxes of
    $11,466,000                                                          --                                            21,023,000
  Retained earnings                                              80,402,000                                            52,500,000
                                                                 ------------------------------------------------------------------
                                                                 88,821,000                                            80,702,000
  Less treasury stock, at cost (164,345 shares of
  common stock) (note 18)                                       117,427,000                                           117,427,000
                                                                -------------------------------------------------------------------
                           Total stockholders' equity (deficit) (28,606,000)                                          (36,725,000)

Commitments and contingencies (notes 5, 11 and 13)
                                                                -------------------------------------------------------------------
                                                               $320,327,000                                          $328,695,000
                                                                ===================================================================


See accompanying notes to consolidated financial statements.

                                                                                            J. C. NICHOLS COMPANY
                                                                                                AND SUBSIDIARIES

                                                                                    Consolidated Statements of Operations

                                                                                 Years Ended December 31, 1996, 1995 and 1994

                                                                        1996                  1995                    1994
                                                                       ------------------------------------------------------------
Sales and revenues:
      Rents                                                            $ 79,878,000           79,818,000              74,973,000
      Property sales                                                      6,623,000            6,047,000              10,694,000
      Commissions and fees                                                1,232,000            1,459,000               1,862,000
      Dividends and interest                                              4,634,000            4,806,000               4,053,000
      Gains on sales of investments and other assets                     34,867,000            5,711,000                 727,000
      Equity in earnings of unconsolidated affiliates                       697,000              157,000                 411,000
      Other                                                               4,697,000            1,307,000               1,493,000
                                                                        -----------------------------------------------------------
                                                                        132,628,000           99,305,000              94,213,000
                                                                        -----------------------------------------------------------
Costs and expenses:
      Selling, general and operating expenses                            45,555,000           46,118,000              43,203,000
      Cost of property sales                                              5,162,000            3,944,000               8,822,000
      Interest                                                           23,305,000           27,696,000              27,049,000
      Depreciation and amortization                                      13,954,000           14,355,000              18,488,000
      Employee Stock Ownership Trust contribution (note 13)                      --            1,787,000                      --
      Valuation allowances                                                       --            2,350,000              39,699,000
      Litigation settlement (note 15)                                            --           19,553,000                      --
      Net operations of property subject to debt
        extinguishment (note 9)                                                  --                   --               1,650,000
                                                                         ----------------------------------------------------------
                                                                         87,976,000          115,803,000             138,911,000
                                                                         ----------------------------------------------------------
        Income (loss) before income taxes and extraordinary gain         44,652,000          (16,498,000)            (44,698,000)

Income tax expense (benefit) (note 10)                                   16,750,000           (5,746,000)             (1,028,000)
                                                                         ----------------------------------------------------------
        Income (loss) before extraordinary gain                          27,902,000          (10,752,000)            (43,670,000)

Extraordinary gain on extinguishment of debt
        net of income taxes of $9,175,000 (note 9)                               --                   --              29,136,000
                                                                          ---------------------------------------------------------
        Net income (loss)                                              $ 27,902,000          (10,752,000)            (14,534,000)
                                                                         ==========================================================
Per share data (note 17):
      Income (loss) before extraordinary gain                          $       5.62                 (.74)                  (2.89)
      Extraordinary gain on extinguishment of debt                               --                   --                    1.93
                                                                        -----------------------------------------------------------
      Net income (loss)                                                $       5.62                 (.74)                   (.96)
                                                                        ===========================================================
      Dividends                                                        $        --                    --                     .125
                                                                        ===========================================================
Average number of shares outstanding                                      4,968,429           14,469,360                15,135,520
                                                                        ===========================================================


See accompanying notes to consolidated financial statements.

                                                                                      J. C. NICHOLS COMPANY
                                                                                         AND SUBSIDIARIES

                                                                      Consolidated Statements of Stockholders' Equity (Deficit)

                                                                            Years Ended December 31, 1996, 1995 and 1994
                                                                            1996                  1995        1994
                                                                            -----------------------------------------
Common stock:
      Balance at beginning and end of year (note 17)                        $      100,000        100,000     100,000
                                                                                ---------------------------------------
Additional paid-in capital (note 17):
      Balance at beginning of year                                               7,079,000      6,002,000   6,002,000
      Contribution of 110,000 shares to Employee
               Stock Ownership Trust (note 13)                                          --      1,077,000          --
      Earned stock compensation (note 16)                                        1,240,000             --          --
                                                                               ---------------------------------------
      Balance at end of year                                                     8,319,000      7,079,000   6,002,000
                                                                               ---------------------------------------
Unrealized  gain on  marketable  equity  securities  available-for-sale, net of income taxes:
      Balance at beginning of year                                              21,023,000     13,755,000          --
      Unrealized gain upon adoption of Statement of
               Financial Accounting Standards No. 115 on
               January 1, 1994, net of income taxes of
               $8,185,000                                                               --             --  15,053,000
      Unrealized gain (loss), net of income taxes of
               $184,000, $4,165,000 and ($700,000)                                 320,000      7,612,000  (1,298,000)
      Realized loss from sale of securities, net of income
               taxes of $23,000                                                         --         42,000          --
      Realized gain from sale of securities, net of income
               taxes of $11,636,000 and $208,000                                (21,343,000)     (386,000)         --
                                                                                --------------------------------------
    Balance at end of year                                                              --     21,023,000  13,755,000
                                                                                --------------------------------------
Retained earnings:
      Balance at beginning of year                                              52,500,000     63,252,000  79,736,000
      Net income (loss)                                                         27,902,000    (10,752,000)(14,534,000)
      Cash dividends ($.125 per share in 1994)                                          --             --  (1,950,000)
                                                                                --------------------------------------
      Balance at end of year                                                    80,402,000     52,500,000  63,252,000
                                                                               ---------------------------------------
Treasury stock:
      Balance at beginning of year                                            (117,427,000)   (14,582,000)(23,058,000)
      Contribution of 110,000 shares to Employee Stock
               Ownership Trust (notes 13 and 17)                                        --        710,000          --
      Issuances of 1,478,400 shares (note 17)                                           --             --   9,392,000
      Receipt of 12,227 shares in litigation settlement
               (note 15)                                                                --     (9,207,000)         --
      Purchase of 1,295 shares                                                          --             --    (916,000)
      Receipt of 125,242 shares previously securing
               note receivable (note 15)                                                --    (94,348,000)         --
                                                                                --------------------------------------
      Balance at end of year                                                  (117,427,000)  (117,427,000)(14,582,000)
                                                                               ---------------------------------------
Note receivable secured by the Company's common stock:
  Balance at beginning of year                                                          --    (94,348,000)(94,348,000)
  Transfer of 125,242 shares to treasury stock in
        settlement of note receivable (note 15)                                         --     94,348,000          --
                                                                              ----------------------------------------
  Balance at end of year                                                                --             -- (94,348,000)
                                                                              ----------------------------------------
                           Total stockholders' equity (deficit)              $ (28,606,000)   (36,725,000)(25,821,000)
                                                                              ========================================
      See accompanying notes to consolidated financial statements.

                                                                                               J. C. NICHOLS COMPANY
                                                                                                  AND SUBSIDIARIES

                                                                                      Consolidated Statements of Cash Flows
                                                                                  Years ended December 31, 1996, 1995 and 1994

                                                                                   1996               1995            1994
                                                                               ------------------------------------------------
Operating activities:
  Net income (loss)                                                                 $ 27,902,000     (10,752,000)   (14,534,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation of properties                                                      12,906,000      13,316,000     17,502,000
      Amortization of deferred costs                                                   1,048,000       1,039,000        986,000
      Extraordinary gain                                                                       -               -    (29,136,000)
      Valuation allowances                                                                     -       2,350,000     39,699,000
      Earned stock compensation                                                        1,240,000               -             -
      Noncash portion of litigation settlement                                                 -      13,588,000             -
      Deferred income taxes                                                            2,062,000      (2,597,000)   (9,752,000)
      Equity in earnings of unconsolidated affiliates                                   (697,000)       (157,000)     (411,000)
      Employee Stock Ownership Trust contribution                                              -       1,787,000            -
      Gains on sales of investments and other assets                                  (1,888,000)     (5,182,000)     (809,000)
      (Gains) losses on sales of marketable equity securities                        (32,979,000)       (529,000)       82,000
      Net operations of property, subject to debt extinguishment                               -               -     1,650,000
      Changes in:
        Land and improvement inventories                                               2,714,000        7,280,000    3,253,000
        Accounts receivable                                                            2,165,000          577,000      160,000
        Minority interest in consolidated partnerships                                  (147,000)        (430,000)    (385,000)
        Accounts payable and tenants' deposits                                          (153,000)        (539,000)    (160,000)
        Accrued expenses and other liabilities                                          (577,000)        (640,000)    (451,000)
        Current income taxes                                                          15,717,000        1,437,000   (5,111,000)
        Other, net                                                                       400,000        1,469,000    2,756,000
                                                                                -----------------------------------------------
          Net cash provided by operating activities                                   29,713,000       22,017,000    5,339,000
                                                                                -----------------------------------------------
Investing activities:
      Net (increase) decrease in temporary investments                               (40,447,000)        (202,000)   7,882,000
      Payments on notes receivable                                                     8,773,000        6,927,000   18,870,000
      Issuance of notes receivable                                                    (6,632,000)      (6,174,000) (19,531,000)
      Additions to revenue-producing properties                                       (8,317,000)      (7,862,000) (11,915,000)
      Purchase of marketable equity securities                                                 -       (3,021,000)    (162,000)
      Proceeds from sales of capital assets                                            3,056,000        5,269,000    4,031,000
      Return of capital from unconsolidated affiliates                                   400,000          420,000      389,000
      Proceeds from sales of marketable equity securities                             38,617,000          925,000      215,000
      Maturities of marketable securities                                                      -        2,359,000            -
      Investments in and advances to unconsolidated affiliates                           (14,000)        (394,000)           -
      Other, net                                                                          (6,000)          30,000      (10,000)
                                                                                -----------------------------------------------
          Net cash used in investing activities                                      $(4,570000)       (1,723,000)    (231,000)
                                                                                -----------------------------------------------
Financing activities:
      Payments on mortgage indebtedness                                              (20,593,000)     (11,825,000) (11,459,000)
      Issuance of mortgage indebtedness                                                6,353,000                -    2,448,000
      Purchases of treasury stock                                                              -       (4,901,000)    (916,000)
      Issuance of notes to banks and others                                                    -       11,356,000   11,236,000
      Payments on notes to banks and others                                           (3,658,000)     (22,362,000) (20,904,000)
      Dividends paid                                                                           -       (1,180,000)  (1,847,000)
      Capital contributions from minority partners                                             -        1,641,000            -
                                                                                -----------------------------------------------
          Net cash used in financing activities                                      (17,898,000)     (27,271,000) (21,442,000)
                                                                                -----------------------------------------------
          Net increase (decrease) in cash and cash equivalents                         7,245,000       (6,977,000) (16,334,000)

Cash and cash equivalents, beginning of year                                           7,209,000       14,186,000   30,520,000
                                                                                -----------------------------------------------
Cash and cash equivalents, end of year                                               $14,454,000        7,209,000   14,186,000
                                                                                ===============================================

              See accompanying notes to consolidated financial statements.

                                J. C. NICHOLS COMPANY
                                  AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                            December 31, 1996, 1995 and 1994


(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF CONSOLIDATION

              The consolidated financial statements include the accounts of J. C. Nichols Company and its majority controlled affiliates (the Company). Significant intercompany profits, transactions and balances have been eliminated.

              Minority interest  in  consolidated  partnerships  represents  the cumulative losses, after capital contributions, attributable to minority interests in consolidated general partnership investments of the Company.

              REVENUE-PRODUCING PROPERTIES

              Revenue-producing  properties are carried at cost less accumulated depreciation. All direct and indirect costs clearly associated with the acquisition and development of real estate projects are capitalized. Interest and certain indirect costs are capitalized during periods in which activities necessary to ready the property for its intended use are in progress. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, generally seven to thirty-one years.

              Real estate projects are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest changes) of the asset is less than the carrying amount of the asset, an impairment loss is recognized. The amount of the impairment loss is calculated based on an evaluation of discounted cash flows.

              Leases for office and warehouse space provide for fixed monthly rents and may contain provisions for rent escalations, utility charges and other adjustments. Retail leases generally provide for minimum annual rents, contingent rentals based on a percentage of the lessee's sales and, in many instances, the tenant's proportionate share of real estate taxes, insurance and maintenance. These leases generally have a term of three to five years or longer in the case of most major tenants. Apartment leases provide for a fixed monthly rental primarily for a term of one year. All leases are accounted for as operating leases.

              LAND AND IMPROVEMENTS INVENTORIES

              Land and improvement inventories includes residentially zoned land, land improvements and building improvements, and are carried at the lower of average cost or market. Revenues from property sales are recorded when sufficient funds are received from the buyer and all conditions precedent to the sale are completed, generally when the property is deeded to the buyer. Improvement costs are allocated to the parcels benefited on the basis of estimated relative sales value.

             DEFERRED GAIN ON THE SALE OF PROPERTY

             Gains on the sale of property are deferred until such time as the Company is no longer required to perform significant activities related to the property sold, has no continuing involvement and has transferred the risks and rewards of ownership. Additionally, the buyer must have evidenced a substantial initial and continuing investment in the property.

             Gains    on the sale of property to unconsolidated  affiliates are
                      deferred  to  the  extent  of  the  Company's   ownership
                      interest in such affiliates.

             INVESTMENTS IN REAL ESTATE PARTNERSHIPS

             Investments in  real  estate  partnerships  primarily  consist  of investments in and advances to unconsolidated affiliates. Investments in real estate partnerships are accounted for on the equity method and reflect the Company's share of income or loss of the partnerships, reduced by distributions received and increased by contributions made.

            TEMPORARY INVESTMENTS AND CASH EQUIVALENTS

            Temporary investments are marketable  securities which are callable within 30 to 150 days of purchase and are carried at the lower of amortized cost or market value. Cash equivalents include money market funds, certificates of deposit and debt securities acquired with an original maturity of three months or less.

            MARKTABLE EQUITY SECURITIES

            On January  1,  1994,  the  Company  adopted   Statement  of
                      Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." The impact of adopting SFAS 115 resulted in an increase in stockholders' equity of approximately $15,053,000, net of income taxes of $8,185,000.

             Held-to-maturity   securities  are  recorded  at  amortized  cost.
                      Available-for-sale and trading securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings.

            The Company  classifies all investments in marketable  equity securities as  available-for-sale.  The Company  computes
                      the  cost  of   securities   sold   using  the   specific
                      identification method.

            INCOME TAXES

            Deferred tax assets and  liabilities  are recognized for temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. The impact on deferred taxes of changes in tax rates and laws is reflected in the financial statements in the period of change.

            TREASURY STOCK

            Treasury stock  purchases  have  been  recorded  at  cost.   Other
                     receipts  of  treasury   stock  have  been   recorded  at
                     estimated fair value.

              USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

              INCOME (LOSS) PER SHARE

              Income (loss) per share has been computed based on the average number of common and common equivalent shares outstanding during the year, including shares held by the Employee Stock Ownership Trust (see note 13). All years presented reflect retroactive adjustment of the 1996 stock split (see note 17).

              RECLASSIFICATIONS

              Certain amounts in the consolidated financial statements have been reclassified to conform with the 1996 presentation.

(2)           SUPPLEMENTAL CASH FLOW INFORMATION

              During 1994, the Company assumed debt of $18,316,000 in exchange for a 51% interest in three separate consolidated partnerships. The assets of these partnerships consisted of revenue-producing properties with a cost basis of approximately $18,472,000.

              In 1994, the Company issued 1,036,480 shares of common stock to acquire the remaining 50% interest in a partnership. Upon acquisition of the remaining partnership interest, the Company dissolved the partnership and assumed its assets and liabilities. The net assets transferred had a carrying value of approximately $12,795,000.

(3)           MARKETABLE EQUITY SECURITIES

              The  following  table  summarizes  the cost,  fair value and gross unrealized gains and losses of the Company's investment in marketable equity securities at December 31, 1996 and 1995:

                                                1996                            1995
---------------------------------------------------------------------------------------------
Cost                                            $  -                            5,625,000
Fair value                                         -                           38,114,000
Unrealized gains                                   -                           32,551,000
Unrealized losses                                  -                               62,000

              During 1995,  the Company sold equity  securities  for  $3,284,000 resulting in gross realized gains of $594,000 and gross realized losses of $65,000.

              During 1996,  the Company  liquidated its investment in marketable equity securities for $38,617,000, resulting in gross realized gains of $33,048,000 and gross realized losses of $69,000.

(4)           NOTES RECEIVABLE

              Notes receivable at December 31, 1996 and 1995 consisted of:

                                                                       1996                        1995
                                                                     ----------------------------------------
Promissory notes, collateralized by                                   $14,116,000                  16,448,000
              real estate, due 1997 to 2013
Notes receivable - miscellaneous                                        4,503,000                   4,163,000
First mortgage and construction loans on residential property           2,895,000                   3,421,000
                                                                        -------------------------------------
                                                                      $21,514,000                  24,032,000
                                                                       ======================================

             The Company has valuation reserves of $3,799,000 and $3,453,000 related to notes receivable at December 31, 1996 and 1995, respectively.

(5)           REVENUE-PRODUCING PROPERTIES

              Revenue-producing   properties  at  December  31,  1996  and  1995
consisted of:
                                               1996                   1995
                                           ----------------------------------
Land and improvements                      $29,355,000             32,546,000
Buildings and improvements                 308,837,000            302,585,000
Furnishings and equipment                    4,163,000              6,361,000
Construction in progress                       625,000                507,000
                                           -----------------------------------
                                           342,980,000            341,999,000

Less accumulated depreciation              153,969,000            146,311,000
                                           ----------------------------------
                                          $189,011,000            195,688,000
                                           ==================================

             Until 1994, the Company amortized tenant improvements over their financial reporting or tax lives. In 1994, the Company changed its depreciation of tenant improvements to correspond with the terms of individual leases. This change in amortization resulted in a more conservative accounting treatment and an increase of approximately $4,000,000 in depreciation expense during 1994.

              As       of December  31,  1996,  future  minimum  lease  payments
                       receivable   under   noncancelable    operating   leases,
                       excluding apartments, are as follows:

                 Year                                 Amount
     ------------------------------------------------------------------
                 1997                              $39,330,000
                 1998                               33,034,000
                 1999                               28,379,000
                 2000                               22,165,000
                 2001                               18,095,000
               Thereafter                          139,257,000
                                                   -----------
    Total future minimum lease payments           $280,260,000
                                                   ===========

             Contingent rents amounted to $3,713,000, $4,162,000 and $4,201,000 for 1996, 1995 and 1994, respectively. Apartment rentals under leases of one year or less aggregated $19,735,000, $18,681,000 and $17,806,000 for 1996, 1995 and 1994,
                      respectively.

             In 1987, a subsidiary of the Company entered into various contracts with the City of St. Petersburg, Florida (the
                      City) for the redevelopment and construction of certain parking, commercial and retail facilities known as Bay Plaza. Due to a delay in significant development activities, the Company ceased capitalization of interest, property taxes, insurance and other development costs on December 31, 1990. On June 30, 1995, the Company and the City agreed to extend the Redevelopment Agreement for an initial period of six months. In November 1995, the Company informed the City that it had ceased plans to develop the properties. The Company has disposed of many of the properties and expects to dispose of the remaining properties as soon as practicable.

             Based on its assessment of the feasibility of developing Bay Plaza under the existing cost structure, management determined that the value of Bay Plaza had declined, and a reduction in its carrying value of $18,600,000 was recorded to reduce the carrying value of the assets to $3,000,000 at December 31, 1994. The method used for estimating the property value of Bay Plaza requires making certain assumptions regarding market and economic conditions. During 1996, the Company disposed of Bay Plaza assets with a book value of $7,300,000 and was released from related mortgages payable in the amount of $2,200,000. At December 31, 1996, the carrying value of Bay Plaza assets, net of liabilities, was approximately $900,000.

(6)           INVESTMENTS IN REAL ESTATE PARTNERSHIPS

             At December 31, 1996, the Company had an equity interest in the following unconsolidated entities:

                                                               Percent owned
     ------------------------------------------------------------------------
     Center Court Partners                                           50.0%
     Dallas County Partners                                          50.0
     Dallas County Partners II                                       50.0
     Dallas County Partners III L.C.                                 50.0
     Fountain Three                                                  50.0
     Terrace Place Partners                                          50.0
     Meredith Drive Associates L.P.                                  49.5
     Board of Trade Investment Company                               49.0
     Sun Mountain Village Partners L.P.                              44.1
     J. C. Nichols Real Estate                                       40.0
     4600 Madison Associates, L.P.                                   12.5
     Raphael Hotel Group L.P.                                         5.0

              Selected aggregate  financial data for  unconsolidated  affiliates for 1996 and 1995, is presented below:

                                         1996                    1995
-------------------------------------------------------------------------------
Total assets                         $125,076,000             117,763,000
                                      ====================================
Total liabilities (note 11)          $137,870,000             129,954,000
                                      ====================================
Net income                           $  2,189,000                 759,000
                                      ====================================

(7)           DEFERRED COMPENSATION

              The Company accrues deferred compensation for certain key personnel to be paid over a five or ten-year period following retirement or death. Charges to operations, including interest, amounted to $229,000, $275,000 and $482,000 for 1996, 1995 and 1994, respectively, with the accrued liability as of December 31, 1996 and 1995 aggregating $2,910,000 and $3,561,000, respectively. As part of the settlement described in note 15, the deferred compensation of one former officer amounting to $814,000 ($759,000 as of December 31, 1996) will be paid according to the plan agreement, and another former officer waived his rights to $243,000 in deferred compensation.

(8)           MORTGAGE INDEBTEDNESS

              Mortgage indebtedness consists principally of first mortgage notes on revenue-producing properties. These obligations, with minor exceptions, bear annual interest at rates ranging from 3.9% to 10.5% and mature from 1997 to 2021. Substantially all of the Company's revenue-producing properties are pledged to secure this debt.

              Aggregate annual  principal   payments   applicable   to  mortgage
                       indebtedness subsequent to December 31, 1996 are:


                           1997                                $  33,937,000
                           1998                                    8,707,000
                           1999                                   25,402,000
                           2000                                    7,436,000
                           2001                                    6,630,000
                        Thereafter                               227,076,000
                                                                 -----------
                                                               $ 309,188,000
                                                                 ===========

              As a result of the bankruptcy of a primary tenant, the Company ceased making debt service payments on the underlying loan in 1991 and began negotiations with the lender to restructure the debt agreement. As of December 31, 1993, this nonrecourse debt had a principal balance of $7,149,000 and accrued interest of $1,818,000. In
                       March  1994,   the  Company  and  the  lender  agreed  to
                       restructure the loan which required a cash payment of $1,649,000 to reduce the loan balance to $5,500,000. Accrued interest through February 1994 was waived under the agreement. The restructuring reduced the effective interest rate, for financial statement purposes, from 12% to approximately 3%.

              Due to the loss of a primary tenant in an office building that had an underlying mortgage, the Company began negotiations with the lender to restructure the debt agreement. As of December 31, 1995, this nonrecourse debt had a principal balance of $22,500,000 and accrued interest of $3,720,000. In January 1996, the Company and the lender agreed to restructure the loan, which required a cash payment by the Company of $2,500,000. In addition, the Company has the option to retire the outstanding indebtedness prior to maturity for $14,000,000 less future principal payments thereon. The restructuring reduced the effective interest rate beginning in 1996, for financial statement purposes, from 10.5% to approximately 3%.

              Certain debt agreements provide for a 50% sharing of positive and negative cash flows from operations and capital expenditures as defined between the parties. Interest expense recognized for such sharing was $929,000, $479,000 and $709,000 for 1996, 1995 and 1994, respectively.
                       Additionally, as of December 31, 1996 and 1995, mortgage indebtedness includes a $4,026,000 and $3,963,000 preference item, respectively, related to these agreements. The Company's liability is contingent upon certain conditions being met upon the sale or refinancing of the mortgaged properties.

              Interest payments  (net  of   capitalized   interest  of  $14,000,
                       $121,000 and $289,000, respectively) aggregated $22,897,000, $28,159,000 and $26,977,000 for 1996, 1995
                       and 1994, respectively.

              In 1996, the Company obtained a $10,000,000 unsecured line of credit with a bank. Interest on the line's outstanding borrowings are at the prime rate and are due on demand. There were no outstanding borrowings on this line of credit at December 31, 1996.

(9)           NET LIABILITIES SUBJECT TO EXTINGUISHMENT

              The Company had a 50% interest in a joint venture, Kantel, L.P. (the Venture), with an affiliate of The Ritz-Carlton Hotel Company (Ritz) to convert and operate an existing hotel owned by the Company. To finance the conversion, the Company, through a wholly-owned subsidiary, borrowed $70,000,000 on a nonrecourse basis using the assets of the hotel as collateral, and through another wholly-owned subsidiary, also leased the land and building to the Venture. The hotel did not meet expected operating results or cash flows, and the Venture was unable to meet its obligations under the debt and lease agreements.

              On February 22, 1994, the lender foreclosed on the hotel, and the Company was released from its obligations under the nonrecourse debt. As a result of extinguishing the nonrecourse debt of $84,298,000, including interest, and the write-off of all related assets, the Company recognized a gain of $38,311,000, which is presented as an extraordinary item, net of an allocation of income taxes of $9,175,000.

              Operations relating to the hotel  property  and  related  debt are included in "net operations of property subject to debt extinguishment" and consist of the following in 1994:

                      Rent and interest income                 $   504,000
                      Interest expense                            (206,000)
                      Depreciation and amortization               (114,000)
                      General and administrative expenses         (135,000)
                      Equity in loss of Kantel, L.P.            (1,699,000)
                                                                 ---------
                                                               $(1,650,000)
                                                                 =========

(10)          INCOME TAXES

              Income tax expense (benefit) is comprised of the following:


                                                                                  1996                1995              1994
                                                                               ----------------------------------------------------
Current                                                                        $14,688,000        (3,149,000)       (3,762,000)
Deferred                                                                         2,062,000        (2,597,000)       11,909,000
                                                                               ----------------------------------------------------
         Total income tax expense (benefit)                                    $16,750,000        (5,746,000)        8,147,000
                                                                               ====================================================

Income tax expense (benefit) before extraordinary item                         $16,750,000        (5,746,000)       (1,028,000)
Income tax expense on extraordinary item                                                 -                 -         9,175,000
                                                                               ----------------------------------------------------

         Total income tax expense (benefit)                                    $16,750,000        (5,746,000)        8,147,000
                                                                               ====================================================


            Deferred income   taxes   reflect   the  tax  impact  of   temporary
                     differences between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. Deferred income taxes are comprised of the following:


                                                                                    1996                1995
                                                                                -----------------------------
Deferred tax assets:
       Property and receivable allowances                                       $10,590,000        14,047,000
       Note receivable extinguished in settlement (note 15)                      15,715,000        15,715,000
       Deferred compensation                                                        990,000         1,211,000
       ESOT contributions                                                         4,437,000         4,437,000
       Gains recognized for tax purposes, deferred for book purposes              3,654,000         1,949,000
       Other                                                                        106,000            26,000
                                                                                ------------------------------
                Total gross deferred tax assets                                  35,492,000        37,385,000

Less valuation allowance                                                        (15,715,000)      (15,715,000)
                                                                                ------------------------------
                Total deferred tax assets                                        19,777,000        21,670,000
                                                                                ------------------------------
Deferred tax liabilities:
       Accelerated depreciation                                                 (11,845,000)      (11,825,000)
       Gains recognized for book purposes, deferred for tax purposes             (4,476,000)       (4,288,000)
       Investment securities valuation adjustment                                         -       (11,466,000)
       Other                                                                              -           (39,000)
                                                                                ------------------------------
                Total deferred tax liabilities                                  (16,321,000)      (27,618,000)
                                                                                ------------------------------
                Net deferred tax assets (liabilities)                         $   3,456,000        (5,948,000)
                                                                                ==============================

              The Company has  proposed  to the  Internal  Revenue  Service
                      (IRS) adjustments to its federal income tax returns to claim $92 million of partial bad debt and accrued interest losses arising from a note receivable from a limited partnership, owned in part by the Company's former president, to the Company which could result in immediate tax benefits to offset amounts currently payable of $9,245,000 and additional current and deferred tax benefits of up to $25 million. Due to the uncertainty surrounding these issues, the Company has not recognized these tax benefits in the accompanying consolidated financial statements.

              Total income tax expense  (benefit)  differs from expected  income tax benefit as follows:


                                                                               1996                  1995                1994
                                                                               ----------------------------------------------------
Expected income tax expense (benefit) at 34%                                   $15,182,000       (5,609,000)          (2,172,000)
Tax-exempt income                                                                        -          (26,000)            (113,000)
Valuation allowance for deferred tax assets related
              to ESOT contributions and deferred interest income                         -                -           15,715,000
Difference in tax basis on partnership interest                                          -                -           (5,000,000)
State income taxes                                                               1,455,000                -             (161,000)
Dividend exclusion                                                                  (7,000)        (170,000)            (167,000)
Excess fair value of contributions                                                       -                -               (8,000)
Other, net                                                                         120,000           59,000               53,000
                                                                                ---------------------------------------------------
              Total income tax expense (benefit)                               $16,750,000       (5,746,000)           8,147,000
                                                                                ===================================================

              Net cash refunds (payments) for income taxes during 1996, 1995 and 1994 were $955,000, $4,588,000 and $(8,297,000), respectively.

(11)          CONCENTRATION OF CREDIT RISK

              Several of the Company's consolidated general partnerships and subsidiaries have revenue-producing real estate. During the initial lease-up phase, this real estate generated net operating losses, which upon consolidation resulted in minority obligations to the Company of $4,431,000 and $4,284,000 at December 31, 1996 and 1995, respectively. If the outside partners fail to perform their obligations, such amounts may not be realized by the Company. Based on its evaluation of the outside partners, the Company has determined that the outside partners have the financial ability to perform their obligations.

              As of December 31, 1996 and 1995, the aggregate of the liabilities of unconsolidated partnerships in which the Company is a general partner, excluding nonrecourse debt, is approximately $12,534,000 and $6,238,000, respectively. The Company could become liable for such amounts in the event of default by the various partnerships and nonperformance by the outside partners.

              The collection of principal and interest balances secured by revenue-producing properties and real estate under development is dependent upon sufficient cash flows from operations of the properties, refinancing, capital infusions from outside parties or the sale of the related property. All such property is principally located in the metropolitan Kansas City, Missouri area.

(12)          AFFILIATED PARTY BALANCES AND TRANSACTIONS

              Included  in  the  consolidated   financial   statements  are  the
                       following affiliated party balances:

                                       1996                              1995
                                  ---------------------------------------------
              Notes receivable      4,084,000                         4,936,000
              Accounts receivable     737,000                         1,207,000
              Notes payable         2,000,000                         3,008,000

              The Company established a valuation allowance of $2,467,000 at December 31, 1994 related to notes and accounts receivable from former executive officers and directors of the Company who were removed from their positions on May 26, 1995 by action of the Board of Directors. The Company entered settlement agreements in August 1995 with certain former executive officers and directors (see note
                       15).

             Effective January 1, 1994, the Company sold a controlling  interest in its wholly-owned subsidiary, Plaza Insurers, Inc., to the president of Plaza Insurers and a minority interest to an officer of the Company. This officer was removed from his position with the Company on May 26, 1995 by action of the Board of Directors. The Company had an exclusive insurance brokerage agreement with Plaza Insurers through December 31, 1996. As part of the settlement agreement described in note 15, the former officer has relinquished his rights to any profits from Plaza Insurers and future distributions in excess of the former officer's tax liability on profits, if any, from Plaza Insurers will be made to the Company.

              The Company also entered into a service agreement with Plaza Insurers whereby the Company provided certain management and clerical personnel to Plaza Insurers and was reimbursed for all related costs. In addition, Plaza Insurers paid service and stability fees to the Company equal to 45% of the gross commissions received by Plaza Insurers for all insurance business effected, renewed or brokered by the Company through Plaza Insurers. The service agreement remained in effect for the same period as the exclusive insurance brokerage agreement.

(13)          EMPLOYEE STOCK OWNERSHIP TRUST

              The Company has an Employee Stock Ownership Plan (ESOP) related to the Employee Stock Ownership Trust (ESOT). The cost of the ESOP is borne by the Company through contributions to the ESOT in amounts determined by the Board of Directors.

              As of December 31, 1996, the ESOT held 825,280 shares of common stock of the Company which were allocated to participants.

              In 1995, the Company contributed 110,000 shares of the Company's common stock to the ESOT which were valued at $1,787,500.

              As part of the settlement described in note 15, the Company will convey 680,000 shares of the Company's common stock and $2,000,000 cash to the ESOT, or directly to ESOT participants, upon determination by the IRS whether such settlement proceeds would be considered a qualified contribution if conveyed to the ESOT. The Company has recorded the $2,000,000 contribution as a note payable to the ESOT, which bears interest at the prime rate (8.25% as of December 31, 1996). The transfer of the 680,000 shares of Company common stock to the ESOT, or directly to ESOT participants, will result in a decrease in liabilities and a corresponding decrease in stockholders' deficit of $11,050,000.

              ESOT participants may request their distributions from the ESOT in cash or Company common stock that is held by the ESOT. Future distributions to ESOT participants for the next five years based on December 31, 1996 market values of Company common stock, assuming the additional common stock and cash described above is conveyed to the ESOT, could be as much as:


                       1997                                    $  3,900,000
                       1998                                       3,500,000
                       1999                                       6,200,000
                       2000                                       3,900,000
                       2001                                       3,900,000
                    Thereafter                                   31,300,000

              In the absence of a liquid trading market for the Company's common stock, the Company may be obligated to repurchase shares of the Company's common stock from ESOP participants in future years in the amounts detailed above. The ESOT has sufficient assets to meet its obligations, and the Company has recorded no additional liability beyond its contributions to the ESOT.

              In 1996, the Company provided short-term advances to the ESOT to assist in funding distributions and expenses. All advances to the ESOT were unsecured and noninterest bearing. At December 31, 1996, the Company had advanced $1,926,000 to the ESOT which, along with an additional advance of $56,000, was repaid by the ESOT during January 1997 by transferring 54,162 shares of the Company's common stock to the Company.

(14)          FAIR VALUES OF FINANCIAL INSTRUMENTS

              The following  disclosure  of the  estimated  fair  value  of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                      NOTES RECEIVABLE - Fair value for notes receivable was estimated utilizing discounted cash flow calculations based on interest rates currently offered for notes with similar terms and credit risk. Nonaccrual notes were valued at face value adjusted for potential credit loss.

                      TEMPORARY INVESTMENTS AND MARKETABLE EQUITY SECURITIES - Fair values for temporary investments and marketable equity securities were based upon quoted market prices.

                      NOTES PAYABLE TO BANKS AND OTHERS - The carrying value of these financial instruments approximates fair value as interest rates change with market conditions.

                      MORTGAGE INDEBTEDNESS - The carrying value of variable rate mortgages approximates fair value. Fair value for fixed rate mortgage indebtedness was estimated utilizing discounted cash flow calculations based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

                      OFF-BALANCE SHEET INSTRUMENTS - Fair value of commitments to extend credit, guarantees of debt and letters of credit is based on the estimated fees which would be charged for similar arrangements or the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The aggregate amount of the fees is not material to the consolidated financial statements.

              The estimated fair values of the Company's  financial  instruments were as follows:

                                                              1996                                  1995
                                              -------------------------------------------------------------------------
                                               Carrying                Fair              Carrying                 Fair
                                                 value                 value               Value                  value
                                              ------------         -----------         -----------          -----------
Financial assets:
         Temporary investments                 $45,053,000          45,053,000           4,606,000            4,606,000
         Notes receivable                       21,514,000          20,900,000          24,032,000           22,316,000
         Marketable equity securities                    -                   -          38,114,000           38,114,000
Financial liabilities:
         Notes payable to banks and others       2,000,000           2,000,000           5,658,000            5,658,000
         Mortgage indebtedness                 309,188,000         300,234,000         326,349,000          301,568,000

              The fair value estimates presented are based on information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since the balance sheet date, and current estimates may differ significantly from the amounts presented above.

(15)          LITIGATION AND SETTLEMENTS

              The Company was involved in various legal actions as plaintiff and defendant against former officers and directors, representatives of the Employees Stock Ownership Trust, minority shareholders and others. The Company had requested, among other things, that the District Court rescind certain transactions (including the 1992 transactions described below) between the Company and former executive officers, the Employee Stock Ownership Plan and others.

              The Company and various other parties entered settlement agreements in August 1995 which require conveyance of Company common stock, payment of cash and extinguishment of amounts due to and from the Company in consideration of releases from all present and future claims by, among and between the parties to the settlements.

              During 1992, the Company entered into a transaction with the Company's former president, whereby properties with aggregate carrying values of $2,592,000 and marketable equity securities with aggregate carrying values of $1,103,000 were exchanged for 517,920 shares of common stock of the Company and a note receivable for $2,700,000. The fair values of the properties received, based on current appraisals, aggregated $5,907,000. The quoted market values of the marketable equity securities aggregated $2,781,000. The purchase price of the common stock was equivalent to the former president's basis in such shares. The Company recognized a gain on the transaction of $4,993,000 in 1992. As part of the 1995 settlement, the common stock was retained by the Company, the properties were returned to the Company and the note receivable was canceled. Management of the Company determined the canceled note receivable did not exceed the fair value of the properties received. This portion of the settlement had no net impact on the 1995 consolidated statement of operations.

              In May 1992, a limited partnership owned in part by the Company's former president, acquired 125,242 unallocated shares of common stock of the Company from J. C. Nichols Company Employee Stock Ownership Trust (ESOT). These shares were acquired for $124,529,000 through the assumption of existing principal indebtedness from the ESOT of $94,348,000 and accrued interest and other advances of $30,181,000. The Company had previously recorded, as contribution expense, the accrued interest and other advances to the ESOT. At the time the shares were sold, the $30,181,000 was deferred and recorded as a reduction of the contractual note receivable from the limited partnership. The $94,348,000 note receivable, secured by Company stock as of December 31, 1994, was comprised of the contractual note receivable from the limited partnership of $124,529,000 net of the
                       $30,181,000 deferrals. Contractual interest of $12,291,000 on the note receivable from the limited partnership was deferred as of December 31, 1993. Pursuant to a Pledge Agreement, the shares of common stock were pledged as collateral to secure the note receivable from the limited partnership. The related note receivable was due in ten annual equal installments beginning December 31, 1994 and had a stated interest rate of prime (6.0% as of December 31, 1993) payable annually beginning December 31, 1994. As part of the 1995 settlement, the unallocated 125,242 shares were conveyed to the Company as treasury stock in exchange for extinguishment of the $94,348,000 note receivable and all related deferred amounts. This portion of the settlement had no impact on the 1995 consolidated statement of operations.

              In 1994, the Company provided valuation allowances of $2,502,000 on notes and accounts receivable that were part of the 1995 litigation settlement. The impact of the litigation settlement included in the 1995 statement of operations was as follows:


ESOT contribution (8,500 shares and $2,000,000)                     $13,050,000
Settlement of notes and accounts receivable
              ($5,619,000) and cash paid ($9,665,000), net
              of related obligations ($1,064,000) and receipt
              of 12,227 shares of Company common stock
              ($9,207,000)                                            5,013,000

Legal expenses ($8,117,000), net of insurance
              reimbursement ($6,627,000)                              1,490,000
                                                                     ----------
                                                                    $19,553,000
                                                                     ==========

(16)          EARNED STOCK COMPENSATION

              In March 1996, the Company approved the 1996 Stock Option Plan (the Plan) enabling the Company to grant stock options to eligible plan participants. The Plan authorized the issuance of up to 240,000 shares of the Company's common stock. Pursuant to this Plan, the Company has granted to an executive officer a nonstatutory stock option to purchase 64,000 shares at a price of $.0125 per share, which option vested 50% on January 1, 1996 and the remaining 50% vested on January 1, 1997. The Company recorded compensation expense and additional paid-in capital relating to this stock option during the year ended December 31, 1996 of $1,240,000. An incentive stock option has also been granted to this executive officer to purchase 160,000 shares of common stock of the Company at a price of $19.375 per share, which option vests at a rate of 10% on December 31, 1996, 15% on December 31, 1997 and 25% annually on December 31 for the years ended 1998, 1999 and 2000. The fair market value of the Company's common stock was $19.375 per share at the date this incentive stock option was granted. No options were exercised during 1996.

              On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to disclose pro forma net income and income per share as if the fair value-based method defined in SFAS 123 had been applied, while continuing to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

              Accordingly, no  compensation  expense has been  recognized by the
                       Company for its incentive stock options. Had compensation expense for the Company's incentive stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's net income and income per share would have been reduced by approximately $367,000, or $.08 per share in 1996. The weighted average minimum fair value of all options granted during 1996 is estimated as $12.34 per share on the date of grant using an option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 7.0% and an expected life of
                       11.4 years.

             Pro forma net income reflects only options granted and vested in 1996. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period.

(17)          STOCK SPLIT

              On May 29, 1996, the Company approved an increase from 225,000 to 10,000,000 in the number of shares of common stock authorized for issuance by the Company and a decrease to the par value per share of common stock from $20.00 to $.01. Additionally, the Company approved an 80-for-1 stock split of the Company's common stock for all issued and outstanding shares not then held in the Company's treasury. Accordingly, the common stock par value decreased from $4,500,000 to $100,000 with an off-setting increase in additional paid-in capital from $2,679,000 to $7,079,000. All periods presented have been restated to reflect the effect of the Company's stock split.

(18)          TREASURY STOCK

              During January 1997, the Company purchased 948,880 shares of its common stock from a shareholder for $25,857,000, payable in cash of $12,849,000 (which included approximately $39,000 of interest) and a note payable of $12,990,000 (net of expenses totaling approximately $57,000), bearing interest at 8% and due January 29, 1999.

INDEPENDENT AUDITORS' REPORT

Board of Directors
J. C. Nichols Company
Kansas City, Missouri:

Under date of March 7, 1997, we reported on the  consolidated  balance sheets of
J. C. Nichols Company and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules in the annual
report on Form 10-K. These  consolidated   financial   statement   schedules
are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, these consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Kansas City, Missouri
March 7, 1997

                                                J. C. NICHOLS COMPANY AND SUBSIDIARIES
                                         SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          DECEMBER 31, 1996

                                                   BUILDING
LOCATION/DEVELOPMENT       BUILDING                TYPE                         ENCUMBRANCES                        LAND
-----------------------------------------------------------------------------------------------------------------------------------
KANSAS CITY, MISSOURI
---------------------
COUNTRY CLUB PLAZA         MILLCREEK BLOCK         OFFICE & RETAIL              2,672,490.63                      73,342.82
COUNTRY CLUB PLAZA         TRIANGLE BLOCK          RETAIL                       1,759,932.82                      32,856.98
COUNTRY CLUB PLAZA         BALCONY BLOCK           OFFICE & RETAIL              3,845,779.17                      80,669.55
COUNTRY CLUB PLAZA         MACY BUILDING           RETAIL                                                         41,920.97
COUNTRY CLUB PLAZA         ESPLANADE BLOCK         OFFICE & RETAIL              7,887,106.48                     138,830.18
COUNTRY CLUB PLAZA         PLAZA  CENTRAL          RETAIL                       1,564,384.73                     111,638.19
COUNTRY CLUB PLAZA         THEATRE BLOCK           OFFICE & RETAIL              5,670,894.77                      92,377.21
COUNTRY CLUB PLAZA         SWANSON BLOCK           RETAIL                       3,715,413.81                     103,707.20
COUNTRY CLUB PLAZA         HALLS BUILDING          RETAIL                       1,694,750.15                     101,667.80
COUNTRY CLUB PLAZA         NICHOLS BLOCK           OFFICE & RETAIL              3,259,134.89                      87,694.14
COUNTRY CLUB PLAZA         TIME BLOCK              OFFICE & RETAIL             12,123,981.89                     215,949.66
COUNTRY CLUB PLAZA         48th & PENN             RETAIL                       1,825,115.57                      42,298.64
COUNTRY CLUB PLAZA         SEVILLE SHOPS WEST      RETAIL                       2,346,577.17                     224,484.92
COUNTRY CLUB PLAZA         PLAZA SAVINGS SOUTH     RETAIL                       2,020,663.67                      64,429.89
COUNTRY CLUB PLAZA         COURT OF THE PENGUINS   RETAIL                       2,737,673.33                      51,211.57
COUNTRY CLUB PLAZA         SEVILLE SQUARE          OFFICE & RETAIL              6,192,356.35                      62,843.69
COUNTRY CLUB PLAZA         PLAZA PARKING           PARKING                                                       689,285.90
COUNTRY CLUB PLAZA         COMMON AREAS            SIDEWALKS,                                                          0.00
                                                   FOUNTAINS,
                                                   STATUES
4620 NICHOLS PARKWAY       PARKWAY BUILDING        OFFICE                                                         44,413.58
300-320 EAST 51st ST.      COLONIAL SHOPS          RETAIL                                                          6,804.88
301-337 EAST 55th ST.      CRESTWOOD SHOPS         RETAIL                                                         18,204.54
63rd & BROOKSIDE           BROOKSIDE SHOPS         OFFICE  & RETAIL             4,396,235.20                     128,392.11
7100-7126 WORNALL RD.      ROMANELLI SHOPS         RETAIL                                                          4,656.10
RED BRIDGE & HOLMES        RED BRIDGE SHOPS        RETAIL                                                         14,933.61
7140 WORNALL ROAD          ROMANELLI ANNEX         OFFICE  & RETAIL                                                1,403.95
TWO BRUSH CREEK BLVD.      TWO BRUSH CREEK PLAZA   OFFICE                       6,896,318.38                       6,539.16
ONE WARD PARKWAY           ONE WARD PARKWAY        OFFICE                                                         10,755.20
400 EAST RED BRIDGE RD.    RED BRIDGE PROF. BLDG.  OFFICE                         675,729.57                       2,367.58
801 WEST 47th ST.          PARK PLAZA              OFFICE                       5,866,442.80                     132,572.17
4900 MAIN                  4900 MAIN BLDG.         OFFICE & VACANT             23,154,736.59                   2,138,450.69
                                                   1.926 ACRES
4717-4740 GRAND AVENUE(1)  PARK CENTRAL            OFFICE                      17,752,269.00                     436,553.00
400 EAST BANNISTER RD.     BANNISTER BUSINESS      INDUSTRIAL                   1,259,999.91                       5,839.43
                           CENTER
6310 TROOST                RETAIL SHOPS            LAND LEASE                                                     13,763.66
11049 HOLMES               BURGER KING             LAND LEASE                                                    100,465.40
135th & HOLMES  (18.6      GOLF DRIVING RANGE      LAND LEASE                                                      5,074.28
ACRES)
BANNISTER & RAYTOWN RD     2.928 ACRES             BLDG. LEASE                                                     1,588.90
655 EAST MINOR DRIVE(7)    COACH HOUSE SOUTH       APARTMENTS                  20,000,000.00                      54,753.88
11230 OAK(7)               COACH HOUSE             APARTMENTS                   8,000,000.00                      16,284.96
11209 McGEE DRIVE          COACH LAMP              APARTMENTS                                                     16,374.35
4509 WORNALL RD.           WORNALL ROAD            APARTMENTS                                                      5,188.00
4517 WORNALL RD.           ST. CHARLES             APARTMENTS                                                      4,200.00






                                                  BUILDING
LOCATION/DEVELOPMENT       BUILDING                 TYPE                        ENCUMBRANCES                        LAND
-----------------------------------------------------------------------------------------------------------------------------------
420 WEST 46th TERR.        ALTA LOMA             APARTMENTS                                                       50,000.00
426 WEST 46th TERR.        BISCAYNE TOWERS       APARTMENTS                                                       17,000.00
406 WEST 46th TERR.        SANTA ANA             APARTMENTS                                                        3,317.18
408-410 WEST 46th TERR.    VALENCIA              APARTMENTS                                                        8,250.00
414 WEST 46th TERR.        LA SOLANA             APARTMENTS                                                        5,475.00
221 WEST 48th ST.          REGENCY HOUSE         APARTMENTS                     3,478,000.00                      35,263.51
121 WEST 48th ST.          SULGRAVE              APARTMENTS                     5,212,000.00                     240,000.00
4600 NICHOLS PARKWAY       PARK LANE             APARTMENTS                                                       55,960.00
4417 PENNSYLVANIA          PENN WICK             APARTMENTS                                                        4,108.00
4424-4426 PENNSYLVANIA     COLE GARDENS          APARTMENTS                             0.00                       4,521.00
4419 PENNSYLVANIA          TAMA                  APARTMENTS                                                       15,951.53
333 WEST 46th TERR.        NEPTUNE               APARTMENTS                     3,572,977.34                           0.00
4921 WORNALL RD.           WORNALL POINT         APARTMENTS                                                       18,750.00
PLAZA AREA                 54 RENTAL HOUSES      SINGLE FAMILY                     26,207.76                     177,323.62
95th & NOLAND ROAD         VACANT LOT  2.72 ACRES                                                                  6,000.00
72nd & WYANDOTTE           MAINTENANCE SHOP                                                                        1,243.59
26 MISCELLANEOUS VACANT
LOTS, LESS THAN 1 ACRE EACH                                                        25,852.51                   1,087,842.36
46th TERR. & PENNSYLVANIA  SURFACE PARKING       PARKING                                                               0.00
VARIOUS LOCATIONS          TENANT IMPROVEMENTS,  CONST. IN                                                             0.00
                           ETC.                  PROGRESS
GRANDVIEW, MISSOURI
-------------------
11900 SO. BLUE RIDGE EXT.  GRANDVIEW SHOPS       RETAIL                                                          675,000.00

LEE'S SUMMIT, MISSOURI
----------------------
211 N. E. LAKEWOOD BLVD.   SALES OFFICE          RETAIL                                 0.00                     267,122.00

SHAWNEE MISSION, KANSAS
-----------------------
5000-5012 STATE LINE       WESTWOOD SHOPS        RETAIL                                                            2,469.58
2700-2812 W 53 STREET      FAIRWAY SHOPS         RETAIL                         2,945,260.97                       1,099.01
MISSION ROAD & TOMAHAWK    PRAIRIE VILLAGE SHOPS RETAIL & OFFICE               11,447,460.44                      30,888.91
83 & MISSION ROAD          CORINTH SQUARE SHOPS  RETAIL                         7,197,141.25                      43,329.48
3910-4024 W 95 STREET      95 & MISSION ROAD
                           SHOPS                 RETAIL                                                            3,041.37
9507-9541 NALL             TRAILWOOD SHOPS       RETAIL                                                            4,232.31
9555-9563 NALL             96 & NALL SHOPS       RETAIL                                                              508.98
5205-5287 W 95 STREET      TRAILWOOD III SHOPS   RETAIL                           892,499.91                       1,459.41
4101-4117 W 83 STREET      CORINTH SHOPS SOUTH   RETAIL                         2,029,962.90                      11,930.82
75 & I-35                  GEORGETOWN SHOPS      RETAIL                                                           11,335.48
8340 MISSION ROAD          CORINTH OFFICE
                           BUILDING              OFFICE                           991,234.14                       3,714.75
4121 W 83 STREET           CORINTH EXECUTIVE     OFFICE                           445,241.74                       6,309.20
                           BUILDING
7315 FRONTAGE ROAD         HARTFORD OFFICE
                           BUILDING              OFFICE                                                            5,003.67
4200 SOMERSET              NICHOLS BUILDING      OFFICE                         1,050,708.20                       6,833.98
11111 W 95 STREET          OAK PARK BANK
                           BUILDING              OFFICE                           495,575.34                       4,912.28
7301 MISSION ROAD          PRAIRIE VILLAGE
                           OFFICE CTR            OFFICE                                 0.00                      44,254.01
4350 SHAWNEE MSN           FAIRWAY WEST
PKWAY(7)                   OFFICE CTR            OFFICE                         4,775,000.00                      68,829.26
2400 W 75 STREET           BRYMAR BUILDING       OFFICE                                 0.00                           0.00
4330 SHAWNEE MSN           FAIRWAY NORTH         OFFICE                         4,500,000.00                     109,738.65
PKWAY(7)
11836-50 W 85 STREET       QUIVIRA BUS PARK -
                           BLDG A                INDUSTRIAL                        36,164.03                      24,605.05
8441-8457 QUIVIRA          QUIVIRA BUS PARK -
                           BLDG B                INDUSTRIAL                                                       29,967.49




8419-8433 QUIVIRA         QUIVIRA BUS PARK -
                          BLDG C                 INDUSTRIAL                        36,164.03                      23,078.94
8403-8417 QUIVIRA         QUIVIRA BUS PARK -
                          BLDG D                 INDUSTRIAL                        36,164.03                      23,189.30
8347-8363 QUIVIRA         QUIVIRA BUS PARK -
                          BLDG E                 INDUSTRIAL                       163,697.11                      31,309.18
11835-55 W 83 STREET      QUIVIRA BUS PARK -
                          BLDG F                 INDUSTRIAL                       169,715.39                      34,060.83
8605-8619 QUIVIRA         QUIVIRA BUS PARK -
                          BLDG G                 INDUSTRIAL                       120,365.52                      27,279.24
11730-11748 W 86 TERRACE  QUIVIRA BUS PARK -
                          BLDG H                 INDUSTRIAL                       148,049.59                      36,082.09
11705 W 83 TERRACE        QUIVIRA BUS PARK -
                          BLDG WE                INDUSTRIAL                       101,763.89                      45,411.53
11531-11621 W 83 TERRACE  QUIVIRA BUS PARK -
                          BLDG J                 INDUSTRIAL                     1,396,000.00                       4,962.42
11633-11647 W 83 TERRACE  QUIVIRA BUS PARK -
                          BLDG K                 INDUSTRIAL                       304,000.00                       1,981.54
11505-11517 W 83 TERRACE  QUIVIRA BUS PARK -
                          BLDG L                 INDUSTRIAL                       300,000.00                       2,055.81
11100-11200 ANTIOCH       SHANNON VALLEY         RETAIL                         5,394,742.07                   1,800,000.00
8201 MISSION ROAD                                LAND LEASE                                                      276,648.00
4010 SOMERSET             1.25 ACRES             LAND LEASE                                                        2,165.69
I-35 & 75th ST.
  (1.1 ACRES)             PERKINS RESTAURANT     LAND LEASE                                                        1,302.97
I-35 & 75th ST.
  (.45 ACRES)             BANK DRIVE-IN          LAND LEASE                                                          537.31
I-35 & 75th ST.
  (.86 ACRES)             CONVENIENCE STORE      LAND LEASE                                                        1,019.61
I-35 & 75th ST.
  (.64 ACRES)             VACANT LAND                                                                                390.44
5301 WEST 95th ST.        SAVINGS & LOAN         LAND LEASE                                                          155.00
       (.31 ACRES)
75th & REINHARDT          SERVICE STATION        LAND LEASE                                                       12,825.00
8100-8300 QUIVIRA         VACANT LAND 45 ACRES                                                                    81,308.30
99TH & NIEMAN ROAD        VACANT LAND 22 ACRES                                                                    26,830.15
3541 SOMERSET DRIVE       MAINTENANCE SHOP                                                                           849.70
151st & NALL              11.214 ACRES LAND                                                                       32,079.05
JOHNSON DRIVE & HWY. 7    FARM HOUSE & BLDGS.                                                                          0.00
135th -143rd, METCALF TO  FARM HOUSES & BLDGS.                                                                         0.00
       NALL
VARIOUS LOCATIONS         TENANT IMPROVEMENTS,   CONST. IN                                                             0.00
                          ETC.                   PROGRESS
3617-3737 SOMERSET DRIVE  CORINTH PLAZA VILLAS   CONDOS                                                              790.34
84th & MISSION ROAD       CORINTH GARDENS        APARTMENTS                                                       43,000.00
4120 WEST 94th TERR.      KENILWORTH             APARTMENTS                     5,842,920.79                      63,527.39
3815 SOMERSET DRIVE(7)    CORINTH PLACE          APARTMENTS                     4,500,000.00                      27,100.81
3518 WEST 83rd ST.        MISSION VALLEY         APARTMENTS                     1,206,863.83                      38,191.65
8037 MOHAWK               CORINTH PADDOCK        APARTMENTS                       509,165.92                     205,500.00

OLATHE, KANSAS
-----------------
LOTS ON SANTA FE                                 LAND LEASE                                                       44,441.00
11912-11950 STRANG
  LINE RD                 119 PLAZA              RETAIL                                                        1,366,385.71

MIAMI COUNTY, KANSAS
--------------------
250th & FARLEY            810 ACRE FARMLAND      LAND LEASE                                                    1,173,082.50

OSAGE CITY, KANSAS
-------------------
EAST HIWAY 31(2)          MANUFACTURED HOMES     BUILDING LEASE                 4,800,000.00                      47,840.00
                          PLANT
                          VALUATION RESERVE

DES MOINES, IOWA
----------------------
4201 WESTOWN PARKWAY(3)  HIGHLAND BUILDING       OFFICE                         6,349,075.85                     322,206.34
4200 CORPORATE DRIVE(3)  CRESTWOOD BUILDING      OFFICE                         2,348,288.33                     171,121.39





4344 CORPORATE DRIVE(4)  SUNSET BUILDING         OFFICE                           920,756.93                      93,758.60
4601 WESTOWN PARKWAY(4)  VERIDIAN BUILDING       OFFICE                         7,322,209.83                     396,386.65
4200 UNIVERSITY AVE.(4)  EDGEWATER BUILDING      OFFICE                         9,054,109.76                     458,901.10
4445 CORPORATE DRIVE(4)  WATERFORD BUILDING      OFFICE                         4,625,707.41                     234,529.32
4401 WESTOWN PARKWAY(5)  NEPTUNE BUILDING        OFFICE                         6,000,000.00                     624,327.00
6031 MEADOW CREST        WINWOOD APARTMENTS      APARTMENTS                    23,000,000.00                   1,299,865.00
DRIVE(6)

ST.PETERSBURG, FLORIDA
-----------------------
2nd ST. SOUTH & CENTRAL   BAY PLAZA SHOPS         RETAIL                        1,107,200.00                   2,526,266.77
25 2nd ST. NORTH          TROPICANA BUILDING      OFFICE                          425,000.00                     500,000.00
VALUATION RESERVE                                                                                               (852,852.48)
                                                                              --------------                  -------------
TOTAL REVENUE-PRODUCING                                                       282,621,233.69                  19,722,271.41
       PROPERTIES
PREFERENCE ITEM(8)                                                              4,026,457.95
                                                                               -------------
       TOTAL ENCUMBRANCES REVENUE PRODUCING PROPERTY                          286,647,691.64


(1) The Company owns a 51.3% interest in the partnership owning these two office buildings.
(2) The Company owns a 99% profit-sharing interest and a 100% loss-sharing interest in the partnership owning this facility.
(3) The Company owns a 90% interest in the partnership owning these two office buildings.
(4) The Company owns a 60% interest in the partnership owning these four office buildings.
(5) The Company owns an 85% interest in the partnership owning this office building.
(6) The Company owns a 65% interest in the partnership owning this apartment building.
(7) The Company shares 50% of the cash flow from these properties with an outside company providing credit.
             enhancement support related to the financing of these properties.
(8) See discussion in Note 8 to the 1996 Consolidated Financial Statements and Management's Discussion and Analysis.

LAND & IMPROVEMENT INVENTORIES

Kansas City, Missouri
---------------------
400 West 49th Terr.           Alameda Towers             40 Units Sold                3,539,981.00                     0.00
                              Condominiums
                             (19-Story Building)         15 Units Remaining for Sale

Stone County, Missouri
----------------------
Table Rock Lake (20 Miles
West of Branson, MO)         257-Lot Subdivision (104     148 Lots Available                                   1,226,379.58
                             Acres)                        for Sale
                             Valuation Reserve                                                                  (425,000.00)

Shawnee Mission, Kansas
-----------------------
135th & Mission Road         67 Acres Vacant Land                                                              3,163,034.98
Johnson Dr & Monticello Road 371 Acres Vacant Land                                                               350,270.58
135th-151st, Metcalf to Nall(1) 657 Acres Vacant Land                                                         13,659,713.09

Residential Subdivisions:
------------------------
  151st & Nall (SW Corner)   Green Meadows              77 Lots Available for Sale                              157,868.89





Location/Development
--------------------
13200 Howe                  Waterford                    0 Lots Available for                                        0.00
                                                         Sale

148th & Nall                Whitehorse                   54 Lots Available for                                  39,081.68
                                                         Sale

Johnson Dr & Hwy K-7        Woodsonia                     66 Lots Available for                                 83,309.23
                                                          Sale

TOTAL LAND & IMPROVEMENT
                                                                                       -----------          ------------
       INVENTORIES                                                                     3,539,981.00         18,254,658.03

PROPERTY HELD FOR FUTURE DEVELOPMENT
       Various Land Parcels Kansas                                                    19,000,000.00          1,477,047.73
       City, Missouri; Johnson
       County, Kansas and Miami
       County, Kansas Held for
       Future Development

TOTAL PROPERTIES & MORTGAGE                                                     -------------------------------------------------
       INDEBTEDNESS PER CONSOLIDATED BALANCE SHEET                                   309,187,672.64         39,453,977.17
                                                                                =================================================

(1)          All but 88 acres of this property is under contract for sale.

                                                                                                   Total Cost
                                                                                --------------------------------------------------

                                              COSTS
                              TOTAL        CAPITALIZED
                             INITIAL       SUBSEQ. TO         LAND &           BUILDING
LOCATION/DEVELOPMENT       BLDG. COSTS     ACQUISITION        IMPTS             /IMPTS                            TOTAL
-----------------------------------------------------------------------------------------------------------------------------
KANSAS CITY, MISSOURI
---------------------
COUNTRY CLUB PLAZA        82,819.59      4,790,055.84         73,342.82        4,872,875.43                     4,946,218.25
COUNTRY CLUB PLAZA       284,950.97        691,444.82         32,856.98          976,395.79                     1,009,252.77
COUNTRY CLUB PLAZA     4,755,505.89      1,632,801.13         80,669.55        6,388,307.02                     6,468,976.57
COUNTRY CLUB PLAZA       140,668.53      2,327,455.89         41,920.97        2,468,124.42                     2,510,045.39
COUNTRY CLUB PLAZA       883,230.10      2,087,120.08        138,830.18        2,970,350.18                     3,109,180.36
COUNTRY CLUB PLAZA       818,483.56      2,678,220.69        111,638.19        3,496,704.25                     3,608,342.44
COUNTRY CLUB PLAZA       796,865.22      1,811,602.71         92,377.21        2,608,467.93                     2,700,845.14
COUNTRY CLUB PLAZA        83,719.74      5,491,878.16        103,707.20        5,575,597.90                     5,679,305.10
COUNTRY CLUB PLAZA     3,209,722.71        389,116.31        101,667.80        3,598,839.02                     3,700,506.82
COUNTRY CLUB PLAZA       349,267.35      2,148,655.43         87,694.14        2,497,922.78                     2,585,616.92
COUNTRY CLUB PLAZA     1,907,745.67      2,867,233.74        215,949.66        4,774,979.41                     4,990,929.07
COUNTRY CLUB PLAZA       177,782.33        260,203.44         42,298.64          437,985.77                       480,284.41
COUNTRY CLUB PLAZA       572,083.60        148,141.05        224,484.92          720,224.65                       944,709.57
COUNTRY CLUB PLAZA     1,949,328.02         51,396.24         64,429.89        2,000,724.26                     2,065,154.15
COUNTRY CLUB PLAZA     2,744,638.62        197,908.80         51,211.57        2,942,547.42                     2,993,758.99
COUNTRY CLUB PLAZA     1,969,500.00      7,192,515.18         62,843.69        9,162,015.18                     9,224,858.87
COUNTRY CLUB PLAZA       204,290.80              0.00        689,285.90          204,290.80                       893,576.70
COUNTRY CLUB PLAZA       336,921.67        858,156.67        744,254.08          450,824.26                     1,195,078.34
4620 NICHOLS PARKWAY     858,939.42        356,522.04         44,413.58        1,215,461.46                     1,259,875.04
300-320 EAST 51st ST.    139,679.88         16,720.68          6,804.88          156,400.56                       163,205.44
301-337 EAST 55th ST.    114,195.77         96,802.46         36,356.57          192,846.20                       229,202.77
63rd & BROOKSIDE         521,791.88        710,606.35        142,843.61        1,217,946.73                     1,360,790.34
7100-7126 WORNALL RD.     87,628.88         22,407.00          4,656.10          110,035.86                       114,691.96
RED BRIDGE & HOLMES    1,717,885.47      1,880,719.87        538,696.66        3,074,842.29                     3,613,538.95




7140 WORNALL ROAD         8,351.00        45,912.18           1,403.95            54,263.18                        55,667.13
TWO BRUSH CREEK BLVD. 7,327,125.19       215,429.01           6,539.16         7,542,554.20                     7,549,093.36
ONE WARD PARKWAY      5,946,412.67       231,538.84          10,755.20         6,177,951.51                     6,188,706.71
400 EAST RED BRIDGE
RD.                   1,382,757.68       292,174.21           2,367.58         1,674,931.89                     1,677,299.47
801 WEST 47th ST.     6,769,352.14       865,690.07         132,572.17         7,635,042.21                     7,767,614.38
4900 MAIN            18,977,129.61       766,999.32       2,138,450.69        19,744,118.93                    21,882,569.62
4717-4740 GRAND
AVENUE(1)            18,076,305.04             0.00         436,553.00        18,076,305.04                    18,512,858.04
400 EAST
BANNISTER RD.         1,553,689.17       178,104.35         177,540.66          1,560,092.29                     1,737,632.95
6310 TROOST                   0.00        44,034.27          57,797.93                  0.00                        57,797.93
11049 HOLMES                  0.00             0.00         100,465.40                  0.00                       100,465.40
135th & HOLMES
(18.6 ACRES)                  1.00             0.00           5,074.28                  1.00                         5,075.28
BANNISTER & RAYTOWN RD        1.00             0.00           1,588.90                  1.00                         1,589.90
655 EAST MINOR DRIVE
(7)                  23,400,786.69     2,949,049.86      2,980,304.04          23,424,286.39                    26,404,590.43
11230 OAK(7)         6,474,534.86      1,166,773.53        854,239.52           6,803,353.83                     7,657,593.35
11209 McGEE DRIVE    1,989,363.01        597,463.28        189,645.44           2,413,555.20                     2,603,200.64
4509 WORNALL RD.        93,720.03         13,735.78          5,188.00             107,455.81                       112,643.81
4517 WORNALL RD.        57,600.00         16,137.63          4,200.00              73,737.63                        77,937.63
420 WEST 46th TERR.    450,000.00         18,559.94         50,000.00             468,559.94                       518,559.94
426 WEST 46th TERR.    150,000.00         17,299.19         17,000.00             167,299.19                       184,299.19
406 WEST 46th TERR.     95,169.25         19,082.39          3,317.18             114,251.64                       117,568.82
408-410 WEST 46th
TERR.                  329,149.95              0.00          8,250.00              329,149.95                       337,399.95
414 WEST 46th TERR.    629,525.00         20,869.11          5,475.00              650,394.11                       655,869.11
221 WEST 48th ST.    3,085,365.24      3,257,610.52         35,263.51            6,342,975.76                     6,378,239.27
121 WEST 48th ST.    5,145,372.69      2,408,155.77        240,000.00            7,553,528.46                     7,793,528.46
4600 NICHOLS
PARKWAY                554,839.89        313,585.19         55,960.00              868,425.08                       924,385.08
4417 PENNSYLVANIA      208,509.21          5,227.00          4,108.00              213,736.21                       217,844.21
4424-4426
PENNSYLVANIA           287,843.77              0.00          4,521.00              287,843.77                       292,364.77
4419 PENNSYLVANIA            1.00          9,166.00         15,951.53                9,167.00                        25,118.53
333 WEST 46th TERR.  5,987,039.83         99,099.13         94,557.30            5,991,581.66                     6,086,138.96
4921 WORNALL RD.       656,250.00          1,931.37         20,681.37              656,250.00                       676,931.37
PLAZA AREA           3,339,090.68          9,612.10        177,323.62            3,348,702.78                     3,526,026.40
95th & NOLAND ROAD           0.00              0.00          6,000.00                    0.00                         6,000.00
72nd & WYANDOTTE       684,964.29              0.00          1,243.59              684,964.29                       686,207.88
26 MISCELLANEOUS
VACANT                       0.00         76,468.24      1,164,310.60                    0.00                     1,164,310.60
LOTS, LESS THAN 1
ACRE EACH
46th TERR.
& PENNSYLVANIA         254,075.26              0.00              0.00              254,075.26                       254,075.26
VARIOUS LOCATIONS            0.00        350,442.86              0.00              350,442.86                       350,442.86

GRANDVIEW, MISSOURI
-------------------
11900 SO. BLUE
RIDGE EXT.          1,370,892.36         413,064.26         898,923.85           1,560,032.77                     2,458,956.62

LEE'S SUMMIT, MISSOURI
----------------------
211 N. E.
LAKEWOOD BLVD.        133,333.00               0.00         267,122.00             133,333.00                       400,455.00

SHAWNEE MISSION, KANSAS
-----------------------
5000-5012 STATE LINE   21,235.73          19,850.79           2,469.58              41,086.52                        43,556.10
2700-2812 W 53
STREET                243,393.58       1,422,384.45          27,330.43           1,639,546.61                     1,666,877.04
MISSION ROAD
& TOMAHAWK          2,150,388.48       3,708,032.87         121,091.88           5,768,218.38                     5,889,310.26
83 & MISSION
ROAD                2,033,397.41       3,816,631.19         519,634.88           5,373,723.20                     5,893,358.08





3910-4024 W 95
STREET                 110,784.72         71,042.86          63,253.95            121,615.00                       184,868.95
9507-9541 NALL         567,657.15          8,476.29           4,232.31            576,133.44                       580,365.75
9555-9563 NALL         151,582.59         12,102.31           2,358.11            161,835.77                       164,193.88
5205-5287 W 95
STREET               1,473,876.95            312.50           1,459.41          1,474,189.45                     1,475,648.86
4101-4117 W 83
STREET                 191,765.49      2,460,825.15         116,998.94          2,547,522.52                     2,664,521.46
75 & I-35            1,548,724.51      1,109,355.26          69,784.00          2,599,631.25                     2,669,415.25
8340 MISSION ROAD    1,121,969.53        311,638.33           3,714.75          1,433,607.86                     1,437,322.61
4121 W 83 STREET    1,117,443.04         334,407.85           6,309.20          1,451,850.89                     1,458,160.09
7315 FRONTAGE ROAD  1,344,996.63         385,619.56          64,376.48          1,671,243.38                     1,735,619.86
4200 SOMERSET       1,849,885.15         193,854.78          25,135.39          2,025,438.52                     2,050,573.91
11111 W 95 STREET   1,025,675.81          48,770.87          13,202.36          1,066,156.60                     1,079,358.96
7301 MISSION ROAD     443,776.10         406,105.00           53,429.65           840,705.46                       894,135.11
4350 SHAWNEE MSN
PKWAY(7)            3,771,257.18         447,393.85          147,318.97         4,140,161.32                     4,287,480.29
2400 W 75 STREET    1,634,057.96          64,494.85            5,808.35         1,692,744.46                     1,698,552.81
4330 SHAWNEE MSN
PKWAY(7)            3,809,023.27         271,118.58          209,650.61         3,980,229.89                     4,189,880.50
11836-50 W 85
STREET                246,154.19         156,518.16          105,800.85           321,476.55                       427,277.40
8441-8457 QUIVIRA     284,610.40          36,653.30           29,967.49           321,263.70                       351,231.19
8419-8433 QUIVIRA     235,350.87         112,264.33           23,078.94           347,615.20                       370,694.14
8403-8417 QUIVIRA     256,012.59          49,927.98           23,189.30           305,940.57                       329,129.87
8347-8363 QUIVIRA     304,367.65         105,019.28           31,309.18           409,386.93                       440,696.11
11835-55 W 83 STREET  463,200.18         122,484.79           34,060.83           585,684.97                       619,745.80
8605-8619 QUIVIRA     244,255.93           4,428.00           27,279.24           248,683.93                       275,963.17
11730-11748 W 86
TERRACE               324,805.22          44,923.28           36,082.09           369,728.50                       405,810.59
11705 W 83
TERRACE               516,014.72         163,690.84           45,411.53           679,705.56                       725,117.09
11531-11621
W 83 TERRACE        1,064,466.89         377,481.99          355,896.37         1,091,014.93                     1,446,911.30
11633-11647
W 83 TERRACE          364,696.36          86,406.99           82,509.43           370,575.46                       453,084.89
11505-11517
W 83 TERRACE          400,516.67          86,497.59           82,558.40           406,511.67                       489,070.07
11100-11200
ANTIOCH             6,307,009.25       1,824,986.50        1,800,000.00         8,131,995.75                     9,931,995.75
8201 MISSION ROAD           0.00               0.00          276,648.00                 0.00                       276,648.00
4010 SOMERSET               0.00               0.00            2,165.69                 0.00                         2,165.69
I-35 & 75th ST.
(1.1 ACRES)                 0.00               0.00            1,302.97                 0.00                         1,302.97
I-35 & 75th ST.
(.45 ACRES)                 0.00               0.00              537.31                 0.00                           537.31
I-35 & 75th ST.
(.86 ACRES)                 0.00               0.00            1,019.61                 0.00                         1,019.61
I-35 & 75th ST.
(.64 ACRES)                 0.00               0.00              390.44                 0.00                           390.44
5301 WEST 95th ST.
(.31 ACRES)                 0.00               0.00              155.00                 0.00                           155.00
75th & REINHARDT            0.00               0.00           12,825.00                 0.00                        12,825.00
8100-8300 QUIVIRA           0.00               0.00           81,308.30                 0.00                        81,308.30
99TH & NIEMAN ROAD          0.00         210,627.96          237,458.11                 0.00                       237,458.11
3541 SOMERSET DRIVE   266,120.49               0.00              849.70           266,120.49                       266,970.19
151st & NALL          159,770.00          11,945.38           44,024.43           159,770.00                       203,794.43
JOHNSON DRIVE &
HWY. 7                 53,106.00               0.00                0.00            53,106.00                        53,106.00
135th -143rd,
METCALF TO            467,986.81               0.00                0.00           467,986.81                       467,986.81
NALL
VARIOUS LOCATIONS           0.00         192,390.14                0.00           192,390.14                       192,390.14
3617-3737 SOMERSET
DRIVE                 468,880.60               0.00              790.34            468,880.60                       469,670.94
84th & MISSION ROAD   228,396.00          25,370.01           47,979.00            248,787.01                       296,766.01
4120 WEST 94th TERR.4,085,514.60       2,514,741.61          347,301.65          6,316,481.95                     6,663,783.60






3815 SOMERSET DRIVE
(7)                  3,868,981.82        650,884.34          650,565.04          3,896,401.93                     4,546,966.97
3518 WEST 83rd ST.     930,038.99        871,070.67           93,437.21          1,745,864.10                     1,839,301.31
8037 MOHAWK            986,170.00        243,156.27          307,897.00          1,126,929.27                     1,434,826.27

OLATHE, KANSAS
-----------------
LOTS ON SANTA FE             0.00              0.00           44,441.00                  0.00                        44,441.00
11912-11950 STRANG
LINE RD              2,556,613.12       439,221.17        1,805,606.88           2,556,613.12                     4,362,220.00

MIAMI COUNTY, KANSAS
--------------------
250th & FARLEY         357,950.00             0.00         1,173,082.50            357,950.00                     1,531,032.50

OSAGE CITY, KANSAS
------------------
EAST HIWAY 31(2)     3,866,625.30       682,582.50            47,840.00          4,549,207.80                     4,597,047.80
                    (1,025,047.04)            0.00                 0.00         (1,025,047.04)                   (1,025,047.04)

DES MOINES, IOWA
------------------
4201 WESTOWN
PARKWAY(3)           5,056,683.85       337,949.47            461,991.97         5,254,847.69                     5,716,839.66
4200 CORPORATE
DRIVE(3)             2,068,284.72       140,920.96            171,121.39         2,209,205.68                     2,380,327.07
4344 CORPORATE
DRIVE(4)               834,073.21       176,590.97             93,758.60         1,010,664.18                     1,104,422.78
4601 WESTOWN
PARKWAY(4)           5,530,002.53       584,787.33            396,386.65         6,114,789.86                     6,511,176.51
4200 UNIVERSITY
AVE.(4)              6,699,068.74     1,170,105.03            679,183.47         7,648,891.40                     8,328,074.87
4445 CORPORATE
DRIVE(4)             3,977,761.07             0.00            234,529.32         3,977,761.07                     4,212,290.39
4401 WESTOWN
PARKWAY(5)           4,363,861.91     1,831,025.27            624,327.00         6,194,887.18                     6,819,214.18
6031 MEADOW
CREST DRIVE(6)      19,103,696.97       113,146.84          1,299,865.00        19,216,843.81                    20,516,708.81

ST.PETERSBURG, FLORIDA
-----------------------
2nd ST. SOUTH &
CENTRAL              8,203,378.33             0.00          2,526,266.77         8,203,378.33                    10,729,645.10
25 2nd ST. NORTH     1,333,070.23        22,002.18            500,000.00         1,355,072.41                     1,855,072.41
VALUATION RESERVE            0.00    (8,524,432.11)          (852,852.48)       (8,524,432.11)                   (9,377,284.59)

TOTAL REVENUE-
 PRODUCING         -----------------------------------------------------------------------------------------------------------
 PROPERTIES        250,189,526.61     73,068,686.00         29,354,835.00       313,625,649.33                 342,980,484.36


PREFERENCE ITEM(8)

(1) The Company owns a 51.3% interest in the partnership owning these two office buildings.
(2) The Company owns a 99% profit-sharing interest and a 100% loss-sharing interest in the partnership owning this facility.
(3) The Company owns a 90% interest in the partnership owning these two office buildings.
(4) The Company owns a 60% interest in the partnership owning these four office buildings.
(5) The Company owns an 85% interest in the partnership owning this office building.
(6) The Company owns a 65% interest in the partnership owning this apartment building.
(7) The Company shares 50% of the cash flow from these properties with an outside company providing credit enhancement support related to the financing of these properties.
(8) See discussion in Note 8 to the 1996 Consolidated Financial Statements and Management's Discussion and Analysis

LAND & IMPROVEMENT INVENTORIES

                                                        COSTS
                                TOTAL                CAPITALIZED
                               INITIAL                SUBSEQ. TO            LAND &          BUILDINGS
LOCATION/DEVELOPMENT         BLDG. COSTS             ACQUISITION            IMPTS.          /IMPTS.                TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Kansas City, Missouri
---------------------

400 West 49th Terr.         10,967,226.52                  0.00             0.00           10,967,226.52          10,967,226.52

Valuation                            0.00         (4,558,443.00)            0.00           (4,558,443.00)        (4,558,443.00)

Stone County, Missouri
Table Rock Lake (20 Miles West       0.00                  0.00     1,226,379.58                    0.00          1,226,379.58
of Branson, MO)
Valuation                            0.00                  0.00      (425,000.00)                   0.00           (425,000.00)

Shawnee Mission, Kansas
135th & Mission Road                 0.00                  0.00     3,163,034.98                    0.00          3,163,034.98
Johnson Dr & Monticello Road         0.00                  0.00       350,270.58                    0.00            350,270.58
135th-151st, Metcalf to Nall         0.00                  0.00    13,659,713.09                    0.00         13,659,713.09

Residential Subdivisions:
  151st & Nall (SW Corner)           0.00          1,404,956.85     1,562,825.74                    0.00          1,562,825.74
  13200 Howe                         0.00             21,744.81        21,744.81                    0.00             21,744.81
  148th & Nall                       0.00          1,771,302.59     1,810,384.27                    0.00          1,810,384.27
  Johnson Dr & Hwy K-7               0.00          1,783,692.23     1,867,001.46                    0.00          1,867,001.46

TOTAL LAND & IMPROVEMENT    -------------------------------------------------------------------------------------------------------
    INVENTORIES             10,967,226.52           423,253.48    23,236,354.51            6,408,783.52         29,645,138.03

PROPERTY HELD FOR FUTURE DEVELOPMENT
  Various Land Parcels Kansas        0.00                 0.00     1,477,047.73                    0.00          1,477,047.73
  City,  Missouri; Johnson
  County, Kansas and Miami
  County, Kansas Held for
 Future Development


TOTAL PROPERTIES & MORTGAGE--------------------------------------------------------------------------------------------------------
  INDEBTEDNESS PER         261,156,753.13        73,491,939.82    54,068,237.27          320,034,432.85       374,102,670.12
  CONSOLIDATED BALANCE
  SHEET
                           --------------------------------------------------------------------------------------------------------

LESS ACCUMULATED DEPRECIATION                                                                                 153,969,231.44
                                                                                                        --------------------------

TOTAL PROPERTIES, NET OF ACCUMULATED                                                                          220,133,438.68
DEPRECIATION                                                                                            ==========================


(1)          All but 88 acres of this property is under contract for sale.


                                 ACCUM.                DATE OF                               DATE                         DEPR.
LOCATION/DEVELOPMENT              DEPR.                 CONST.                             ACQUIRED                       LIFE
-----------------------------------------------------------------------------------------------------------------------------------
KANSAS CITY, MISSOURI
---------------------
COUNTRY CLUB PLAZA              1,885,209.45            1920                               1906-1910                       20-40
COUNTRY CLUB PLAZA                378,152.40            1925                               1906-1910                       20-50
COUNTRY CLUB PLAZA              2,783,474.36            1925                               1906-1910                       20-50
COUNTRY CLUB PLAZA                737,456.75            1926                               1906-1910                       20-50





                                  ACCUM.               DATE OF                                 DATE                         DEPR.
LOCATION/DEVELOPMENT              DEPR.                 CONST.                               ACQUIRED                       LIFE
-----------------------------------------------------------------------------------------------------------------------------------
COUNTRY CLUB PLAZA              1,999,800.08             1928                               1906-1910                       20-50
COUNTRY CLUB PLAZA              1,854,666.75             1958                               1906-1910                       20-40
COUNTRY CLUB PLAZA              1,271,597.29             1928                               1906-1910                       20-45
COUNTRY CLUB PLAZA              2,356,046.55             1967                               1906-1910                       20-55
COUNTRY CLUB PLAZA              2,533,410.87             1964                               1906-1910                       20-60
COUNTRY CLUB PLAZA              1,958,991.89             1930                               1906-1910                       20-45
COUNTRY CLUB PLAZA              3,098,967.55             1929                               1906-1910                       20-45
COUNTRY CLUB PLAZA                304,656.55             1948                               1906-1910                       20-40
COUNTRY CLUB PLAZA                256,077.21             1980                               1906-1910                       20-45
COUNTRY CLUB PLAZA                604,858.66             1948                               1906-1910                       20-40
COUNTRY CLUB PLAZA              2,743,170.49             1945                                  1975                         10-20
COUNTRY CLUB PLAZA              6,896,977.34             1945                                  1975                         10-39
COUNTRY CLUB PLAZA                137,055.62          1920-1964                             1906-1910                        15
COUNTRY CLUB PLAZA                782,750.41          1920-1964                             1906-1910                       10-20
4620 NICHOLS PARKWAY              838,862.12             1955                               1906-1910                       20-45
300-320 EAST 51st ST.             140,220.76             1907                                  1907                         20-25
301-337 EAST 55th ST.             142,533.59             1932                                  1923                         15-50
63rd & BROOKSIDE                  910,908.48             1919                                  1920                         10-50
7100-7126 WORNALL RD.              98,585.43             1925                                  1925                         10-49
RED BRIDGE & HOLMES             2,775,794.13             1959                                  1959                         10-50
7140 WORNALL ROAD                   1,344.67             1963                                  1993                          20
TWO BRUSH CREEK BLVD.           4,364,167.49             1983                                  1983                         10-45
ONE WARD PARKWAY                3,686,444.91             1980                                  1980                         10-45
400 EAST RED BRIDGE RD.         1,128,910.33             1972                                  1976                        10-31.5
801 WEST 47th ST.               3,487,921.28             1983                                  1983                         10-45
4900 MAIN                       7,847,080.80             1986                                  1985                         10-50
4717-4740 GRAND AVENUE(1)       1,049,953.47         1988 - 1990                               1994                          39
400 EAST BANNISTER RD.          1,029,388.15             1985                                  1985                         10-40
6310 TROOST                        44,034.27             1974                                  1971                          20
11049 HOLMES                            0.00              --                                   1954                          --
135th & HOLMES  (18.6 ACRES)            0.00              --                                   1972                          --
BANNISTER & RAYTOWN RD                  0.00              --                                   1929                          --
655 EAST MINOR DRIVE(7)        10,490,081.02             1986                                  1986                         10-35
11230 OAK(7)                    3,745,976.79             1984                                  1984                         10-45
11209 McGEE DRIVE               2,025,704.66             1961                                  1963                         10-50
4509 WORNALL RD.                  107,453.81             1918                                  1968                          15
4517 WORNALL RD.                   58,630.74             1922                                  1972                        15-27.5
420 WEST 46th TERR.               401,724.95             1918                                  1983                        15-27.5
426 WEST 46th TERR.               166,307.30             1918                                  1975                         14-15
406 WEST 46th TERR.                97,671.67             1960                                  1980                        8-31.5
408-410 WEST 46th TERR.           301,277.21             1918                                  1983                          15
414 WEST 46th TERR.               445,769.11             1918                                  1986                        15-31.5
221 WEST 48th ST.               4,711,671.00             1960                                  1961                         10-40
121 WEST 48th ST.               4,199,282.78             1967                                  1976                         10-31
4600 NICHOLS PARKWAY              832,130.73             1924                                  1971                         8-21
4417 PENNSYLVANIA                 209,000.25             1960                                  1987                        7-31.5
4424-4426 PENNSYLVANIA            287,843.77             1960                                  1987                           7
4419 PENNSYLVANIA                      55.56             1960                                  1979                          15
333 WEST 46th TERR.             2,187,803.50             1988                                  1910                         10-40
4921 WORNALL RD.                  229,250.65             1950                                  1987                         31.5





PLAZA AREA                     1,746,666.22       1920's & 1930's                         1971 - 1989                     10-31.5
95th & NOLAND ROAD                     0.00             --                                   1956                          --
72nd & WYANDOTTE                 253,533.34            1986                                  1983                         10-40
26 MISCELLANEOUS VACANT
LOTS, LESS THAN                   16,631.14             --                                1930-1985                        --
1 ACRE EACH
46th TERR. & PENNSYLVANIA          9,880.71             --                                    --                           --
VARIOUS LOCATIONS                      0.00             --                                    --                           --

GRANDVIEW, MISSOURI
-------------------
11900 SO. BLUE RIDGE EXT.        615,318.65            1987                                  1987                         10-39

LEE'S SUMMIT, MISSOURI
----------------------
211 N. E. LAKEWOOD BLVD.          18,401.91            1975                                  1993                        15-31.5

SHAWNEE MISSION, KANSAS
-----------------------
5000-5012 STATE LINE              21,475.72            1926                                  1949                          48
2700-2812 W 53 STREET            349,849.55            1940                                  1962                         10-39
MISSION ROAD & TOMAHAWK        3,395,648.35            1948                                  1962                         10-50
83 & MISSION ROAD              3,663,651.48            1962                                  1955                         10-50
3910-4024 W 95 STREET            144,481.72            1965                                  1972                         15-50
9507-9541 NALL                   461,778.68            1968                                  1972                         10-50
9555-9563 NALL                   130,256.77            1976                                  1981                         15-35
5205-5287 W 95 STREET            736,545.80            1986                                  1972                         10-40
4101-4117 W 83 STREET          1,279,531.28            1953                                  1953                         10-55
75 & I-35                      1,424,053.85            1974                                  1965                         10-40
8340 MISSION ROAD              1,016,830.77            1960                                  1984                         15-20
4121 W 83 STREET                 868,421.16            1973                                  1986                         10-55
7315 FRONTAGE ROAD             1,151,854.21            1978                                  1975                         10-45
4200 SOMERSET                  1,278,226.31            1978                                  1979                         10-45
11111 W 95 STREET                752,659.11            1976                                  1978                         15-40
7301 MISSION ROAD                499,590.61            1960                                  1981                         15-20
4350 SHAWNEE MSN PKWAY         2,085,055.42            1983                                  1981                         15-32
2400 W 75 STREET               1,534,672.41            1968                                  1984                         15-20
4330 SHAWNEE MSN PKWAY         2,065,973.84            1985                                  1985                         10-45
11836-50 W 85 STREET             255,285.33            1973                                  1973                         15-45
8441-8457 QUIVIRA                223,731.21            1975                                  1973                         15-35
8419-8433 QUIVIRA                177,411.70            1973                                  1973                         15-45
8403-8417 QUIVIRA                183,396.95            1973                                  1973                         15-45
8347-8363 QUIVIRA                244,600.56            1973                                  1973                         10-45
11835-55 W 83 STREET             314,529.56            1973                                  1973                         15-45
8605-8619 QUIVIRA                148,285.82            1973                                  1973                         15-45
11730-11748 W 86 TERRACE         198,565.88            1973                                  1973                         15-45
11705 W 83 TERRACE               362,568.52            1973                                  1973                         15-45
11531-11621 W 83 TERRACE         834,694.50            1983                                  1965                         10-35
11633-11647 W 83 TERRACE         281,894.60            1985                                  1965                         15-35
11505-11517 W 83 TERRACE         306,789.23            1985                                  1965                         15-35
11100-11200 ANTIOCH            3,910,105.86            1988                                  1988                         10-48
8201 MISSION ROAD                      0.00             --                                   1957                          --
4010 SOMERSET                          0.00             --                                   1955                          --
I-35 & 75th ST.  (1.1 ACRES)           0.00             --                                   1953                          --
I-35 & 75th ST.  (.45 ACRES)           0.00             --                                   1953                          --






I-35 & 75th ST.  (.86 ACRES)           0.00             --                                   1953                          --
I-35 & 75th ST.  (.64 ACRES)           0.00             --                                   1953                          --
5301 WEST 95th ST.  (.31 ACRES)        0.00             --                                   1972                          --
75th & REINHARDT                       0.00             --                                   1950                          --
8100-8300 QUIVIRA                      0.00             --                                   1955                          --
99TH & NIEMAN ROAD               173,565.74         1966 - 1995                              1959                         15-20
3541 SOMERSET DRIVE              120,926.22            1987                                  1957                         10-40
151st & NALL                     146,424.77           1940's                                 1983                          15
JOHNSON DRIVE & HWY. 7            53,105.00           1940's                                 1981                          15
135th -143rd, METCALF TO NALL    140,134.05           1950's                                 1989                        20-27.5
VARIOUS LOCATIONS                      0.00             --                                   1995                          --
3617-3737 SOMERSET DRIVE          37,496.97           1989                                   1957                        15-27.5
84th & MISSION ROAD               16,291.77           1961                                   1995                        15-27.5
4120 WEST 94th TERR.           4,500,844.45           1965                                   1972                         10-40
3815 SOMERSET DRIVE(7)         1,757,328.57           1987                                   1987                         10-40
3518 WEST 83rd ST.               957,751.86           1964                                   1972                         10-40
8037 MOHAWK                       86,222.08           1973                                   1995                        15-27.5

OLATHE, KANSAS
--------------
LOTS ON SANTA FE                       0.00             --                                   1995                          --
11912-11950 STRANG LINE RD       296,210.80            1994                                  1992                         15-30

MIAMI COUNTY, KANSAS
--------------------
250th & FARLEY                    41,504.12       1940's - 50's                              1994                         5-30

OSAGE CITY, KANSAS
------------------
EAST HIWAY 31(2)               2,566,743.98            1985                                  1985                         5-35
VALUATION RESERVE                      0.00              --                                    --                           --

DES MOINES, IOWA
----------------
4201 WESTOWN PARKWAY(3)        2,260,627.43            1987                                  1987                         10-40
4200 CORPORATE DRIVE(3)          842,132.15            1987                                  1987                         10-40
4344 CORPORATE DRIVE(4)          245,470.66            1989                                  1988                         5-39
4601 WESTOWN PARKWAY(4)        1,430,823.98            1989                                  1988                         7-39
4200 UNIVERSITY AVE.(4)        1,809,181.49            1989                                  1988                         7-39
4445 CORPORATE DRIVE(4)          873,154.45            1990                                  1988                         31.5
4401 WESTOWN PARKWAY(5)        2,669,454.49            1986                                  1986                         10-50
6031 MEADOW CREST DRIVE(6)     8,226,169.59         1986 - 87                                1985                         5-28

ST.PETERSBURG, FLORIDA
----------------------
2nd ST. SOUTH & CENTRAL          921,772.12            1992                                  1990                         31.5
25 2nd ST. NORTH                 205,940.37            1914                                  1992                        15-31.5
Valuation Reserve                      0.00             --                                    --                           --

TOTAL REVENUE-PRODUCING
  PROPERTIES                 153,969,231.44
PREFERENCE ITEM(8)
       TOTAL ENCUMBRANCES REVENUE PRODUCING PROPERTY

(1)          The Company owns a 51.3% interest in the partnership owning these two office buildings.
(2)          The Company owns a 99% profit-sharing interest and a 100% loss-sharing interest in the partnership owning this facility.
(3)          The Company owns a 90% interest in the partnership owning these two office buildings.
(4)          The Company owns a 60% interest in the partnership owning these four office buildings.
(5)          The Company owns an 85% interest in the partnership owning this office building.
(6)          The Company owns a 65% interest in the partnership owning this apartment building.
(7)          The Company shares 50% of the cash flow from these properties with an outside company providing credit enhancement support related to the financing of these properties.
(8)          See discussion in Note 8 to the 1996 Consolidated Financial Statements and Management's Discussion and Analysis

LAND & IMPROVEMENT INVENTORIES

Kansas City, Missouri
---------------------
400 West 49th Terr.                     0.00         1988-1996                                1962                          --

Valuation                               0.00             --                                    --                           --

Stone County, Missouri
----------------------
Table Rock Lake (20 Miles
West of  Branson, MO)                   0.00             --                                   1986                          --
Valuation Reserve                       0.00             --                                    --                           --

Shawnee Mission, Kansas
-----------------------
135th & Mission Road                    0.00             --                                   1994                          --
Johnson Dr & Monticello Road            0.00             --                                    1978                         --
135th-151st, Metcalf to Nall            0.00             --                                    1989                         --

Residential Subdivisions:
------------------------
       151st & Nall (SW Corner)         0.00             --                                     1984                        --
       13200 Howe                       0.00             --                                     1983                        --
       148th & Nall                     0.00             --                                     1983                        --
       Johnson Dr & Hwy K-7             0.00             --                                     1981                        --

TOTAL LAND & IMPROVEMENT INVENTORIES    0.00
                                      ------
PROPERTY HELD FOR FUTURE DEVELOPMENT
       Various Land Parcels
       Kansas City, Missouri,           0.00             --                                     1981                        --
       Johnson County, Kansas
       and Miami County, Kansas
       Held for Future Development

TOTAL PROPERTIES & MORTGAGE        ---------
       INDEBTEDNESS PER
       CONSOLIDATED BALANCE
       SHEET                  153,969,231.44
                              ==============

(1)          All but 88 acres of this property is under contract for sale.

J. C. NICHOLS COMPANY AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED
DEPRECIATION ROLLFORWARDS
YEAR ENDED DECEMBER 31, 1996

                               Real Estate Assets      Accumulated Depreciation
-------------------------------------------------------------------------------
Balance at beginning of year         $375,834,110                   146,310,937
Additions during year:
         Construction and
          tenant improvements          10,717,282                             0
         Depreciation and
          amortization expense         (2,390,406)                   10,391,018
         Reclassification                 308,133                       308,133
Deductions during year:
         Cost of real estate sold      (9,405,299)                   (3,040,857)
         Valuation allowances and
          write-offs                     (961,150)                            0
                                      -----------------------------------------
Balance at end of year               $374,102,670                   153,969,231
                                      =========================================

J. C. NICHOLS COMPANY AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED
DEPRECIATION ROLLFORWARDS
YEAR ENDED DECEMBER 31, 1995

                                Real Estate Assets     Accumulated Depreciation
-------------------------------------------------------------------------------
Balance at beginning of year          $381,181,933                  137,077,447
Additions during year:
         Acquisitions                    3,700,609                            0
         Construction and tenant
           improvements                  7,449,127                            0
         Depreciation and amortization
           expense                      (3,324,818)                   9,991,182
Deductions during year:
         Cost of real estate sold      (11,055,540)                    (757,692)
         Valuation allowances and
           write-offs                   (2,117,201)                           0
                                     ------------------------------------------
Balance at end of year                $375,834,110                  146,310,937
                                     ==========================================

JC NICHOLS COMPANY AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION ROLLFORWARDS
YEAR ENDED DECEMBER 31, 1994
                               Real Estate Agents      Accumulated Depreciation
                               ------------------------------------------------
Balance at beginning of year           $ 365,840,003             $ 126,832,234
Additions during year:
         Acquisitions                     45,210,729                   626,213
         Construction and tenant
         improvements                     14,580,346                         0
         Depreciation and amortization
         expense                          (6,857,025)               10,644,975
Deductions during year:
         Cost of real estate sold        (12,925,339)               (1,025,975)
         Valuation allowances and write-
         offs                            (24,666,781)                        0
                                        --------------------------------------
Balance at end of year                  $381,181,933              $137,077,447
                                        ======================================

J. C. NICHOLS COMPANY AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1996
                                                                                                                       Principal
                                                                                                                       Amount
                                                                                                                        Loans
                                                                                                                       Subject to
                                                                                                Face       Carrying     Delinquent
                                                             Periodic                         Amount of   Amount of     Principal
Description             Interest Rate     Maturity Date    Payment Term        Prior Liens     Mortgage    Mortgage    or Interest
-----------------------------------------------------------------------------------------------------------------------------------
Landing Ventures        Prime             08/15/98         Varying              $0            $3,255,000   $2,993,911    $0
Shopping Center       Adjusted                             amounts over
Kansas City,          Quarterly                            life to
Missouri                                                   maturity

Lemons Descendants        11%             11/30/01         Level monthly         0               750,000       681,105    0
Shopping Center                                            at $7,741;
Kansas City, Missouri                                      balloon at
                                                           maturity of
                                                           $564,556

Rayman, Steven W.          7%             12/01/02         Level monthly         0            11,750,000    10,826,413    0
Apartments                                                 at $87,000;
Merriam, Kansas                                            balloon at
                                                           maturity of
                                                           $8,736,325

Construction loans on  10.50%          03/97 to 06/97       N/A                 N/A                    0     3,032,176    807,154
single family
residences

Other miscellaneous  0% to 9.5%        01/97 to 09/99       N/A                 N/A                    0       383,194     31,988
mortgages
                                                                                              ----------  ------------ ----------
Totals                                                                                       $15,755,000   $17,916,799   $839,142
                                                                                              ==========                  =======
         Reserve for Uncollectible  Accounts                                                                  (905,397)
                                                                                                            ----------
Grand total                                                                                                $17,011,402
                                                                                                            ==========

J. C. NICHOLS COMPANY AND SUBSIDIARIES
ROLLFORWARD OF MORTGAGE LOANS ON REAL ESTATE
YEAR ENDED DECEMBER 31, 1996



Balance at beginning of year                                   $21,337,384
    Additions during year:
    New mortgage loans                                           4,649,693
Deductions during year:
    Collections of principal                                    (7,918,608)
    Write-offs                                                    (151,670)
                                                                ----------
Balance at end of year                                         $17,916,799
                                                                ==========
                                                      December 31,
                                         -------------------------------------
                                            1995                      1996
                                         -------------------------------------
Gross Balance                            $21,337,384               $17,916,799
Reserve for uncollectible accounts        (1,468,218)                 (905,397)
                                          ------------------------------------
                                         $19,869,166               $17,011,402
                                          ====================================

J. C. NICHOLS COMPANY AND SUBSIDIARIES
ROLLFORWARD OF MORTGAGE LOANS ON REAL ESTATE
YEAR ENDED DECEMBER 31, 1995

Balance at beginning of year                                       $24,332,412
   Additions  during year:
      New mortgage loans                                             4,591,994
Deductions during year:
      Collections of principal                                      (5,065,068)
      Settlement expense items (see financial statement note 16)    (2,271,954)
      Write-offs                                                      (250,000)
                                                                    ----------
Balance at end of year                                             $21,337,384
                                                                    ==========

                                                      December 31,
                                       ----------------------------------------
                                           1994                        1995
                                       ----------------------------------------
Gross balance                          $  24,332,412             $  21,337,384
Reserve for uncollectible accounts          (400,000)               (1,468,218)
                                       ---------------------------------------
                                       $  23,932,412             $  19,869,166
                                       ========================================


J.C. NICHOLS COMPANY AND SUBSIDIARIES
ROLLFORWARD OF MORTGAGE LOANS ON REAL ESTATE
YEAR ENDED DECEMBER 31, 1994


Balance at beginning of year                          $  28,590,695
   Additions during year:
         New mortgage loans                               9,362,703
   Deductions during year:
         Collections of principal                       (13,620,986)
         Write-offs                                              --
                                                         ----------
Balance at end of year                                 $ 24,332,412
                                                         ==========

                                                       December 31,
                                              1993                 1994
                                       ---------------------------------------
Gross Balance                             $ 28,590,695         $ 24,332,412
Reserve for uncollectible accounts            (192,260)            (400,000)
                                          ------------------------------------
                                          $ 28,398,435         $ 23,932,412
                                           ===========          ===========

J. C. NICHOLS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1996

                              Balance at          Charged to
                              Beginning of        Costs                                                                Balance at
Description                   Year                and Expenses                             Write-Offs                  End of Year
-----------------------------------------------------------------------------------------------------------------------------------
Valuation Reserve:
         Revenue producing
         property               $16,715,475          $ (961,489)                           $(5,351,654)                  $10,402,332
Valuation Reserve:
         Land and
         improvements
         inventory                4,983,443                   0                                       0                    4,983,443
Valuation Reserve:
         Marketable equity
         securities                  85,000                   0                                       0                      85,000
Valuation Reserve:
         Notes and accounts
         receivable              5,143,001             (102,833)                            (1,543,831)                  3,496,337
Valuation Reserve:
         Investments in real
         estate partnerships     1,216,839                    0                                      0                   1,216,839
                                ---------------------------------------------------------------------------------------------------
Totals                       $ 28,143,758         $ (1,064,322)                           $(6,895,485)                $20,183,951
                               ====================================================================================================

J. C. NICHOLS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1995


                                                    Charged to         Charged to
                             Balance at               Costs             Other                                 Balance at
Description                Beginning of Year        and Expenses        Accounts           Write-Offs          End of Year
-----------------------------------------------------------------------------------------------------------------------------------
Valuation Reserve:
    Revenue producing
    property               $ 15,025,400             $ 1,830,000         $     0             $  (139,925)        $16,715,475
Valuation Reserve:
    Land and improvements
    inventory                 4,696,242                 287,201               0                       0           4,983,443
Valuation Reserve:
    Property held for future
    development               1,327,450                       0          (1,327,450)                  0                   0
Valuation Reserve:
    Marketable equity
    securities                        0                  85,000               0                       0               85,000
Valuation Reserve:
    Notes and accounts
    receivable               4,259,930                2,380,750               0              (1,497,679)           5,143,001
Valuation Reserve:
    Prepaid expenses:        1,208,631                        0          (1,208,631)                  0                    0
Valuation Reserve:
    Investments in real estate
    partnerships             1,360,239                        0             (68,400)            (75,000)           1,216,839
Valuation Reserve:
    Minority interest          952,474                        0            (952,474)                  0                    0
                           --------------------------------------------------------------------------------------------------------
Totals                     $28,830,366              $ 4,582,951         $(3,556,955)        $(1,712,604)       $  28,143,758
                           ========================================================================================================


* These amounts were taken as credits to valuation allowance expense as the Company was released from the assets and liabilities (net liability position) of a consolidated affiliate during 1995.

JC NICHOLS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1994

                                                       Charged to               Charged to                    Balance at
Description               Beginning of Year            and Expenses              Accounts        Write-Offs    End of Year
---------------------------------------------------------------------------------------------------------------------------
Valuation Reserve:
    Revenue producing
    property              $    443,512                 $ 14,581,888            $       0         $      0      $15,025,400
Valuation Reserve:
    Land and improvements
    inventory                 137,799                     4,558,443                    0                0        4,696,242
Valuation Reserve:
    Property held for future
    development                     0                     1,327,450                    0                0        1,327,450
Valuation Reserve:
    Notes and accounts
    receivable              1,195,894                     3,064,036                    0                0        4,259,930
Valuation Reserve:
    Prepaid expenses                0                     1,208,631                    0                0        1,208,631
Valuation Reserve:
    Investments in real estate
    partnerships                    0                     1,360,239                    0                0        1,360,239
Valuation Reserve:
    Minority interest               0                      952,474                     0                0         952,474
                        ---------------------------------------------------------------------------------------------------
Totals                  $   1,777,205                   $27,053,161            $       0         $      0     $28,830,366
                        ===================================================================================================

J. C. NICHOLS COMPANY AND SUBSIDIARIES
MORTGAGES PAYABLE
DECEMBER 31, 1996

                                                                  BALANCE
                                                                OUTSTANDING
                             LENDER            MATURITY           AS OF
PROPERTY                   OR TRUSTEE            DATE           12/31/96                     INTEREST RATE
-----------------------------------------------------------------------------------------------------------------------------------

Millcreek Block            Principal Mutual      12/13/13        $   2,672,491                Fixed at 8% until 2004; rate adjusted
                                                                                              by holder at 2004 and 2009
Swanson Block              Principal Mutual      12/13/13        $   3,715,414                          "
Hall's Building            Principal Mutual      12/13/13        $   1,694,750                          "
Theatre Block              Principal Mutual      12/13/13        $   5,670,895                          "
Triangle Block             Principal Mutual      12/13/13        $   1,759,933                          "
Balcony Block              Principal Mutual      12/13/13        $   3,845,779                          "
Plaza Central              Principal Mutual      12/13/13        $   1,564,385                          "
Nichols Block              Principal Mutual      12/13/13        $   3,259,135                          "
Time Block                 Principal Mutual      12/13/13        $  12,123,982                          "
Esplanade Block            Principal Mutual      12/13/13        $   7,887,106                          "
Plaza Savings South        Principal Mutual      12/13/13        $   2,020,664                          "
48th & Penn                Principal Mutual      12/13/13        $   1,825,116                          "
Court of the Penguins      Principal Mutual      12/13/13        $   2,737,673                          "
Seville Shops West         Principal Mutual      12/13/13        $   2,346,577                          "
Seville Square             Principal Mutual      12/13/13        $   6,192,356                          "
Park Plaza                 Principal Mutual      12/13/13        $   5,866,443                          "
Mission Valley             Royal Neighbors       07/01/11        $   1,206,864                        7.8750%
  Apartments
Corinth Office Building    Members Life          09/01/06        $     991,234                        7.9500%
                           Insurance
Nichols Building           CUNA  Mutual          09/01/06        $   1,050,708                        7.9500%



                                                                   AMORTIZATION                                 BALANCE DUE AT
                PREPAYMENT PROVISIONS                              PERIOD                                       MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Greater of 1% of principal or a calculated re-investment yield     20 years                                     Fully Amortized
Holder is entitled to re-investment yield per prescribed formula   15 years                                     Fully Amortized
Holder is entitled to re-investment yield per prescribed formula   10 years                                     Fully Amortized
Holder is entitled to re-investment yield per prescribed formula   10 years                                     Fully Amortized

                                                                             BALANCE
                                                                            OUTSTANDING
                          LENDER                 MATURITY                      AS OF
PROPERTY                  OR TRUSTEE               DATE                      12/31/96       INTEREST RATE
-----------------------------------------------------------------------------------------------------------------------------------
Trailwood III Shops        Bank Midwest            05/01/21                 $     892,500   Monthly weighted
                                                                                              average plus 2%
Bannister Business Center  Bank Midwest            05/01/21                 $   1,260,000   Monthly weighted
                                                                                              average plus 2%
Regency House              Mercantile Bank         07/07/99                 $   3,478,000   Prime +1/4%
Sulgrave                   Mercantile Bank         07/07/99                 $   5,212,000   Prime +1/4%
Tropicana Building         Barnett Bank            03/27/01                 $     425,000   Prime +1/4%
Corinth Place              Boatmen's Bank          12/01/15                 $   4,500,000   Lower floater,
                                                                                              adjusted monthly
Coach House South          Boatmen's Bank          12/01/15                 $  20,000,000   Lower floater,
                                                                                              adjusted monthly
Coach House                U.S. Trust              05/01/15                 $   8,000,000   Lower floater,
                                                                                              adjusted monthly
Fairway North              U.S. Trust              11/01/14                 $   4,500,000   Lower floater,
                                                                                              adjusted monthly
(1) Two Brush
Creek Plaza                Lincoln National        01/01/02                 $   6,896,318          8.0000%
Brookside Shops            Lutheran                01/01/11                 $   4,396,235         10.5000%
Prairie Village Shops      Lutheran                01/01/11                 $  11,447,460         10.5000%
Rental Houses              Mages                   05/01/04                 $      26,208          8.0000%
Neptune Apartments         Lutheran                01/01/99                 $   3,572,977          9.8750%
Quivira Business Park,
Buildings J, K and L       Commerce Bank           08/01/98                 $   2,000,000          9.8000%
Corinth Square Shops       Farm Bureau             04/01/02                 $   7,197,141          9.3750%

                                                                               AMORTIZATION                    BALANCE DUE AT
                    PREPAYMENT PROVISIONS                                         PERIOD                          MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
                           None                                                 35 years                        Fully Amortized
                           None                                                 35 years                        Fully Amortized
                           None                                             168,000 per year                    $     3,202,000
                           None                                             252,000 per year                    $     4,798,000
                           None                                                  9 years                        Fully Amortized
Administrative costs for early call                                           Interest Only                     $     4,500,000
Administrative costs for early call                                           Interest Only                     $    20,000,000
Administrative costs for early call                                           Interest Only                     $     8,000,000
Administrative costs for early call                                           Interest Only                     $     4,500,000
Requires lender's approval and payment of all                                    25 years                       $     5,001,164
  contingent interest
In the first ten years additional charge at re-investment                        20 years                       Fully Amortized
  rate.  Beginning in the 11th year, 5% of principal,
  declining by 1/2% each year thereafter
In the first ten years additional charge at re-investment                        20 years                       $     9,516,048
  rate.  Beginning in the 11th year, 5% of principal,
  declining by1/2% each year thereafter
                           None                                                  10 years                        Fully Amortized
Beginning in 4th year, 5% of principal and declining 1%                          30 years                        $     3,497,643
  each year to a minimum of 2%
Administrative costs for early call                                          Interest Only                      $     2,000,000
  Beginning in 8th year, greater of 1% of principal or a                          20 years                       $     5,853,074
calculated reinvestment yield

                                                                                            BALANCE
                                                                                          OUTSTANDING
                                    LENDER OR         MATURITY                                AS OF                  INTEREST
PROPERTY                             TRUSTEE            DATE                                 12/31/96                  RATE
----------------------------------------------------------------------------------------------------------------------------------
Corinth Shops South                   Farm Bureau      04/01/02                              $2,029,963                 9.375%
Kenilworth Apartments                 Aegon            05/01/97                              $5,842,921                 9.250%
Red Bridge Professional Building      NYLIC            07/10/98                              $  675,730                 9.125%
Fairway West Office Center            Commerce Bank    03/01/03                              $4,775,000                 9.000%
Oak Park Building                     NYLIC            01/10/03                              $  495,575                 8.875%
Quivira Business Park, Buildings      Northland
                                      Financial        01/01/99                              $  210,256                 8.875%
A, C, D, and WE
Quivira Business Park Buildings E,    Northland
                                      Financial                                               $  601,828                 8.750%
F, G and H                                             11/01/98
Corinth Paddock Apartments            NYLIC            05/10/99                               $  509,166                 8.500%
(1) 4900 Main Building                KPERS            02/01/21                              $23,154,737                 8.000%
Vacant Lots - Penn Plaza              Bright           12/01/99                               $   25,852                 8.000%
Corinth Executive Building            NYLIC            10/01/02                               $  445,242                 8.000%
Fairway Shops                         USG Annuity      02/01/06                               $2,945,261                 7.650%
Winwood Apartments                    Iowa Finance     11/01/15                              $23,000,000         Lower Floater,
                                      Authority                                                                    adjusted
                                                                                                                   weekly
Neptune Building                      Iowa Finance     09/01/15                               $6,000,000         Lower floater,
                                      Authority                                                                    adjusted
                                                                                                                   weekly
Shannon Valley Shops                  Principal Mutual 02/01/97                               $5,394,742                 9.750%
Manufactured Homes Plant              Commerce Bank    12/01/99                               $4,800,000         Lower floater,
                                                                                                                   adjusted
                                                                                                                   weekly


                                                                               AMORTIZATIOM          BALANCE DUE
PREPAYMENT PROVISIONS                                                          PERIOD                AT MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
Beginning in 8th year, greater of 1% of principal or a calculated              20 years              $1,650,867
  reinvestment yield
Beginning in 38th month, greater of 1% of principal or re-investment           20 years              $5,842,921
  yield
Beginning in 14th year, 5% of principal declining 1/4% per year                25 years              $617,578
Redeemable on 3/1/98 and thereafter on interest payment dates                  20 years              $1,775,000
  declining from 102% to 100% of principal
Beginning in 11th year, 5% of principal declining 1/4% per year                25 years              Fully Amortized
Beginning in 11th year, 5% of principal declining 1/2 of 1% per year           27 years              $101,228
  to not less than 1%
Beginning in 11th year, 5% of principal declining 1/2 of 1% per year           25 years              $527,720
  to not less than 1%
Beginning in 11th year, 5% of principal declining 1/2% per year to a           25 years              Fully Amortized
  minimum of 1% thereafter
                            None                                               35 years              Fully Amortized
                            None                                               25 years              Fully Amortized
Beginning in 11th year 3% of principal declining 1/2% per year to 1%           30 years              Fully Amortized
Greater of 1% of principal or a calculated reinvestment yield                  20 years              $2,068,324
Redeemable at rates declining from 102% to 100% of principal                   Interest Only         $23,000,000
Redeemable at rates declining from 102% to 100% of principal                   Interest Only         $6,000,000
Greater of 1% of principal on a calculated reinvestment yield                  30 years              $5,394,742
Redeemable at rates declining from 103% to 100% of principal                   Interest only         $4,800,000

                                                                                               BALANCE
                                                                                             OUTSTANDING
                           LENDER OR                   MATURITY                                 AS OF
PROPERTY                   TRUSTEE                       DATE                                  12/31/96             INTEREST RATE
-----------------------------------------------------------------------------------------------------------------------------------
Highland and Crestwood     Cigna                       12/01/02                              $8,697,364              8.290%
  Buildings
Sunset, Veridian,          Cigna                       12/01/02                             $21,922,784              8.290%
  Edgewater, and Waterford
  Buildings
Bay Plaza Shops            Colonial Hotel, Inc.        08/21/00                                $800,000              9.000%
Bay Plaza Shops            Princess Mary Hotel         08/21/00                                $307,200              9.000%
                           Co., Inc.
Alameda Towers             Boatmen's Bank              06/01/97                              $3,539,981               Prime
  Condominiums
Land under ground lease    Cigna Corp.                 03/01/09                             $19,000,000              9.050%
Park Central Building I    Hibernia Bank               09/30/97                             $13,410,667              9.000%
Park Central Building II   Midland Bank                10/15/99                              $3,466,871   Boatmen's corporate rate
                                                                                                          plus 1%; adjusted 11/15
                                                                                                          each year
Park Central Building II   F.D.I.C.                    09/01/99                                $874,731   Boatmen's corporate rate
                                                                                                          plus .5%; adjusted 9/1
                                                                                                          each year
Preference Items                                                                            $4,026,458
                                                                                             ---------
                      Total mortgages payable                                             $309,187,673
                                                                                           ===========


(1) See discussion in Note 8 to the Consolidated Financial Statements and Management's Discussion and Analysis - Liquidity and Capital Resources.


                                 AMORTIZATION                 BALANCE DUE
PREPAYMENT PROVISIONS                PERIOD                   AT MATURITY
-------------------------------------------------------------------------------
       None                        25 years                   $    7,918,393
       None                        25 years                   $   19,737,955
       None                      Interest only                $      800,000
       None                      Interest only                $      307,200
       None                 Tied to condominium sales         $    3,539,981
Beginning in 9th year,             25 years                   $   17,429,339
  1% plus yield
  maintenance
       None                        20 years                   $   13,409,016
       None                        20 years                   $    3,347,109
       None                        20 years                   $      854,484

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The relationship between the Company and its prior auditor was terminated on May 26, 1995. The Board of Directors of the Company decided to terminate that relationship. KPMG Peat Marwick LLP was engaged as auditor for the Company on May 26, 1995. The prior auditor qualified its report on the consolidated financial statements of the Company for the years ended December 31, 1993 and 1992. The prior auditor stated its qualification resulted from its inability to obtain sufficient evidence to evaluate whether certain capitalized cost balances as of December 31, 1993 and 1992 were in excess of recoverable amounts. To the knowledge of current management of the Company, there was not at any time prior to May 26, 1995 any disagreement expressed to the prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Subsequent to May 26, 1995, current management of the Company had a disagreement with the prior auditor concerning: (i) the manner in which certain transactions between the Company and individuals who were at the time officers or directors of the Company were described, or, alternatively, not disclosed, in the financial statements of the Company for the years ended December 31, 1993 and 1992; (ii) the alleged failure of the prior auditor to forcefully bring to the attention of the Board of Directors of the Company during the years ended December 31, 1993 and 1992 the financial impact on the Company of such transactions; and (iii) the alleged failure by the prior auditor to identify for appropriate management or the Board of Directors of the Company during the years ended December 31, 1993 and 1992 deficiencies in the Company's internal accounting control structure. The disagreements with the prior auditor, Deloitte & Touche LLP, were not communicated to the prior auditor by the Company until after May 26, 1995. The transactions that gave rise to certain of the foregoing disagreements were the subject of the Settlement Agreement. Deloitte & Touche LLP was not a party to the Settlement Agreement. However, Deloitte & Touche LLP was a party to the separate Resolution Agreement entered into with the Company. Both the Settlement Agreement and the Resolution Agreement are described in Item 3, "Legal Proceedings."

                              PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997.

ITEM 11.      EXECUTIVE COMPENSATION

              The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997.

                                          PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a) Documents list

   (1)       The following financial statements are included in Part II Item 8:

             Independent Auditors' Report

             Consolidated Balance Sheets at December 31, 1996 and 1995

             Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Stockholders' Equity (Deficit) For the Years Ended December 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows For the Years Ended December 31, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements

   (2) The following financial statement schedules are included in Part II, Item 8.

            Independent Auditors' Report

            Schedule of Real Estate and Accumulated Depreciation at December 31, 1996

            Schedule of Real Estate and Accumulated Depreciation Rollforwards for the Year Ended December 31, 1996

            Schedule of Real Estate and Accumulated Depreciation Rollforwards for the Year Ended December 31, 1995

            Schedule of Real Estate and Accumulated Depreciation Rollforwards for the Year Ended December 31, 1994

            Mortgage Loans on Real Estate at December 31, 1996

            Schedule of Rollforward of Mortgage Loans on Real Estate for the Year Ended December 31, 1996

            Schedule of Rollforward of Mortgage Loans on Real Estate for the Year Ended December 31, 1995

            Schedule of Rollforward of Mortgage Loans on Real Estate for the Year Ended December 31, 1994

            Schedule of Valuation and Qualifying Accounts for the Year Ended December 31, 1996

            Schedule of Valuation and Qualifying Accounts for the Year Ended December 31, 1995

            Schedule of Valuation and Qualifying Accounts for the Year Ended December 31, 1994

             Mortgages Payable at December 31, 1996

 (3)        List of Exhibits:

EXHIBIT NO.
-----------

3.1        The Articles of Incorporation of the Company*

3.2        The Bylaws of the Company*

4.1        The Articles of Incorporation of the Company (Included in Exhibit
           3.1)*

4.2        The Bylaws of the Company (Included in Exhibit 3.2)*

10.1(a) Amendment to and Restatement of J.C. Nichols Company Employee Stock Ownership Plan*

10.1(b) First Amendment to the Amended and Restated J.C. Nichols Company Employee Stock Ownership Plan*

10.1(c) Third Amendment to the Amended and Restated J.C. Nichols Company Employee Stock Ownership Plan*

10.2(a) Amendment to and Restatement of J.C. Nichols Employee Stock Ownership Trust*

10.2(b) First Amendment to the Amended and Restated J.C. Nichols Company Employee Stock Ownership Trust*

10.3(a) Real Estate Contract of Sale (between J.C. Nichols Company and Synergy Development Alliance, L.C.)*

10.3(b)  Amendment to Real Estate Contract of Sale*

10.3(c)  Second Amendment to Real Estate Contract of Sale*

10.3(d) April 25, 1995 Letter Agreement [constituting third amendment to Real Estate Contract for Sale*

10.3(e) May 11, 1995 Letter Agreement [constituting fourth amendment to Real Estate Contract of Sale*

10.4(a)  Secured Promissory Note - Note A*

10.4(b)  Secured Promissory Note - Note B*

10.4(c)  Deed of Trust, Security Agreement and Assignment of Rents*

10.4(d)  Assignment of Leases and Rents*

10.5     Hotel Management Fee Participation Sale Agreement*

10.6     Restated Joint Venture Agreement*

10.7 J.C. Nichols Company 1996 Stock Option Plan, Amended and Restated Effective May 30, 1996*

10.8 Form of Indemnification Agreement entered into between the Company and each of the members of the Board of Directors and certain Officers*

10.9    Form Employment Agreement between the Company and Certain Officers*

10.10 Employment Agreement between the Company and Mr. Brady, President and Chief Executive Officer of the Company*

10.11   Settlement Agreement between the Company and Deloitte & Touche LLP*

10.12 Stock Purchase Agreement among the Company, AHI Metnall L.P., John Simon, and James W. Quinn*

16.1    Letter re:  Change in Certifying Accountant*

21.1    List of Subsidiaries and Affiliates of the Company*

24.1 Power of Attorney for the members of the Board of Directors and certain Officers of the Company (Included in Signature Pages to the Registration Statement)*

27.1    Financial Data Schedule

99.1    Settlement Agreement and Mutual Releases as of June 30, 1995*

* Incorporated by reference to the Company's Registration Statement on Form 10.

(b)     Reports on Form 8-K

        None.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                      J.C. NICHOLS COMPANY
                                      (Registrant)


                                       By:   /s/ BARRETT BRADY
                                             -------------------------------
                                             Barrett Brady
                                             Chief Executive Officer and
                                             President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                      Title                            Date


/s/ WILLIAM K. HOSKINS         Chairman of the Board,            March 27, 1997
                               and Director


/s/ BARRETT BRADY              President, Chief Executive        March 27, 1997
                               Officer and Director


/s/ KAY N. CALLISON            Director                          March 27, 1997


/s/ MARK C. DEMETREE           Director                          March 27, 1997


/s/ JOHN A. OVEL               Director                          March 27, 1997


/s/ CLARENCE L. ROEDER         Director                          March 27, 1997


/s/ MARK A. PETERSON           Vice President, Chief Financial   March 27, 1997
                               Officer and Treasurer (Principal
                               Accounting Officer)