Form 10-Q
period 1997-03-31
J C NICHOLS CO
filed 1997-05-14
CIK 71978

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

COMMISSION FILE NUMBER: 0-06181

                              J.C. NICHOLS COMPANY
             (Exact name of registrant as specified in its charter)

                                    MISSOURI
                        (State or other jurisdiction of
                         incorporation or organization)
                                   44-0371610
                                (I.R.S. Employer
                              Identification No.)

                    310 WARD PARKWAY, KANSAS CITY, MISSOURI
                    (Address of principal executive offices)
                                     64112
                                   (Zip code)

                                 (816) 561-3456
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes [ ]     No [ ]
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT APRIL 30, 1997
                    -----                                -----------------------------
Common Stock, $0.01 par value                                      3,849,358

================================================================================

                              J.C. NICHOLS COMPANY

                        INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 1997

                                                                                PAGE
                                                                                ----
PART I -- FINANCIAL INFORMATION
     ITEM 1       FINANCIAL STATEMENTS
                  Consolidated Balance Sheets at March 31, 1997 and December
                  31, 1996....................................................    1
                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1997 and March 31, 1996.....................    2
                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1997 and March 31, 1996.....................    3
                  Notes to Unaudited Consolidated Financial Statements........    4
     ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................    5
PART II -- OTHER INFORMATION
     ITEM 1       LEGAL PROCEEDINGS...........................................    9
     ITEM 2       CHANGES IN SECURITIES.......................................    9
     ITEM 3       DEFAULTS UPON SENIOR SECURITIES.............................    9
     ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
     ITEM 5       OTHER INFORMATION...........................................    9
     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K............................    9
                  SIGNATURES..................................................   10

                        PART I -- FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

                             J. C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                 MARCH 31,      DECEMBER 31,
                                                                    1997            1996
                                                                 ---------      ------------
                                                                (UNAUDITED)
                           ASSETS
Revenue-producing properties................................    $186,598,000    $189,011,000
Land and improvement inventories............................      28,919,000      29,645,000
Property held for future development........................       1,477,000       1,477,000
                                                                ------------    ------------
  Total properties..........................................     216,994,000     220,133,000
Cash and cash equivalents...................................      17,778,000      14,454,000
Temporary investments.......................................      35,376,000      45,053,000
Accounts receivable.........................................       1,910,000       2,000,000
Prepaid expenses............................................       7,311,000       6,355,000
Notes receivable............................................      18,658,000      21,514,000
Investments in real estate partnerships.....................       1,541,000       2,163,000
Minority interest in consolidated partnerships..............       4,446,000       4,431,000
Deferred income taxes.......................................       2,501,000       3,456,000
Other assets, net...........................................         583,000         768,000
                                                                ------------    ------------
                                                                $307,098,000    $320,327,000
                                                                ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Mortgage indebtedness.......................................    $306,378,000    $309,188,000
Notes payable to banks and others...........................      14,990,000       2,000,000
Accounts payable and tenants' deposits......................       6,459,000       6,633,000
Accrued expenses and other liabilities......................       8,971,000       8,020,000
Income taxes payable........................................      13,596,000      11,525,000
Accrued contribution to Employee Stock Ownership Trust......      11,050,000      11,050,000
Deferred gains on the sale of property......................         513,000         517,000
                                                                ------------    ------------
                                                                 361,957,000     348,933,000
                                                                ------------    ------------
Shareholders' equity (deficit):
  Common stock, par value $.01 per share; 10,000,000 shares
     authorized and 5,016,745 shares issued.................         100,000         100,000
  Additional paid-in capital................................       8,319,000       8,319,000
  Retained earnings.........................................      81,989,000      80,402,000
                                                                ------------    ------------
                                                                  90,408,000      88,821,000
Less:
  Treasury stock, at cost (1,167,387 and 164,345 shares of
     common stock) (note 3).................................     145,267,000     117,427,000
                                                                ------------    ------------
       Total shareholders' equity (deficit).................     (54,859,000)    (28,606,000)
Commitments and contingencies...............................
                                                                ------------    ------------
                                                                $307,098,000    $320,327,000
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                             J. C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                   1997           1996
                                                                   ----           ----
Sales and revenues:
  Rents.....................................................    $20,011,000    $20,067,000
  Property sales............................................      1,347,000      2,651,000
  Commissions and fees......................................        228,000        300,000
  Dividends and interest....................................      1,071,000      1,072,000
  Gains on sales of investments and other assets............         15,000     32,976,000
  Other.....................................................        249,000        211,000
                                                                -----------    -----------
                                                                 22,921,000     57,277,000
                                                                -----------    -----------
Costs and expenses:
  Selling, general and operating expenses...................      9,973,000     11,865,000
  Cost of property sales....................................      1,107,000      2,143,000
  Interest..................................................      5,849,000      6,261,000
  Depreciation and amortization.............................      3,373,000      3,461,000
  Equity in losses of unconsolidated affiliates.............         77,000         59,000
                                                                -----------    -----------
                                                                 20,379,000     23,789,000
                                                                -----------    -----------
     Income before income taxes.............................      2,542,000     33,488,000
Income tax expense..........................................        955,000     12,500,000
                                                                -----------    -----------
     Net income.............................................    $ 1,587,000    $20,988,000
                                                                ===========    ===========
Net income per share (note 2)...............................    $      0.37    $      4.26
                                                                ===========    ===========
Dividends per share.........................................    $         -    $         -
                                                                ===========    ===========
Average number of shares outstanding (notes 2 and 3)........      4,298,122      4,925,372
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                             J. C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997           1996
                                                                 ----           ----
Operating activities:
  Net income................................................  $ 1,587,000   $ 20,988,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation of properties...........................    3,160,000      3,240,000
       Amortization of deferred costs.......................      213,000        221,000
       Deferred income taxes................................      955,000     12,500,000
       Equity in losses of unconsolidated affiliates........       77,000         59,000
       Earned stock compensation............................            -        775,000
       Gains on sales of investments and other assets.......      (15,000)   (32,976,000)
       Changes in:
          Land and improvement inventories..................      726,000      1,668,000
          Accounts receivable...............................       90,000      1,509,000
          Prepaid expenses..................................   (1,169,000)    (1,211,000)
          Income taxes receivable...........................    2,071,000         51,000
          Minority interest in consolidated partnerships....      (15,000)       (22,000)
          Accounts payable and tenants' deposits............     (174,000)     1,633,000
          Accrued expenses and other liabilities............      951,000       (470,000)
          Other, net........................................      (69,000)      (233,000)
                                                              -----------   ------------
            Net cash provided by operating activities.......    8,388,000      7,732,000
                                                              -----------   ------------
Investing activities:
  Net (increase) decrease in temporary investments..........    9,677,000    (21,010,000)
  Payments on notes receivable..............................    1,805,000      3,931,000
  Issuance of notes receivable..............................     (931,000)    (1,239,000)
  Additions to revenue-producing properties.................   (1,531,000)    (1,199,000)
  Return of capital from unconsolidated affiliates..........      548,000        274,000
  Proceeds from sales of marketable equity securities.......            -     38,601,000
  Other, net................................................      188,000              -
                                                              -----------   ------------
            Net cash provided by investing activities.......    9,756,000     19,358,000
                                                              -----------   ------------
Financing activities:
  Payments on mortgage indebtedness.........................   (2,010,000)    (8,829,000)
  Issuance of mortgage indebtedness.........................            -      3,000,000
  Purchase of treasury stock................................  (12,810,000)             -
  Payments on notes to banks and others.....................            -     (2,638,000)
                                                              -----------   ------------
            Net cash used in financing activities...........  (14,820,000)    (8,467,000)
                                                              -----------   ------------
            Net increase in cash and cash equivalents.......    3,324,000     18,623,000
Cash and cash equivalents, beginning of period..............   14,454,000      7,209,000
                                                              -----------   ------------
Cash and cash equivalents, end of period....................  $17,778,000   $ 25,832,000
                                                              ===========   ============

          See accompanying notes to consolidated financial statements.

                             J. C. NICHOLS COMPANY
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

(1) INTERIM FINANCIAL STATEMENTS

    The consolidated financial statements of J.C. Nichols Company and subsidiaries (the Company) have been prepared in accordance with the instructions to interim financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements, such information and footnotes have not been duplicated herein. The December 31, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997. Certain amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2) NET INCOME PER SHARE

    Net income per share has been computed based on the average number of common and common equivalent shares outstanding during the period. All periods presented reflect retroactive adjustment for the 80-for-1 stock split approved by the Company on May 29, 1996.

(3) TREASURY STOCK

    During January 1997, the Company purchased 948,880 shares of its common stock from a shareholder for $25,857,000, payable in cash of $12,849,000 (which included approximately $39,000 of interest) and a note payable of $12,990,000 (net of expenses totaling approximately $57,000), bearing interest at 8% and due January 29, 1999. Also in January 1997, the J. C. Nichols Company Employee Stock Ownership Trust transferred 54,162 shares of the Company's common stock to the Company in repayment of a loan of $1,983,000.

(4) NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company expects the effect of adopting the new standard to be immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Form 10-K filed for the fiscal year ended December 31, 1996.

                             RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

     SUMMARY. Net income decreased by $19.4 million from $21.0 million for the three months ended March 31, 1996 to $1.6 million for the three months ended March 31, 1997, primarily as a result of the absence of gains from disposition of the Company's marketable equity securities portfolio for the three months ended March 31, 1997. This reduction was partially offset by lower selling, general, and operating expenses, and lower interest expense for the three months ended March 31, 1997.

     RENTS. Rental income decreased by $56,000 from $20.1 million for the three months ended March 31, 1996 to $20.0 million for the three months ended March 31, 1997, primarily due to the absence of $757,000 in rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco (as the underlying lease expired in the third quarter of 1996) and $200,000 of certain nonrecurring items. These decreases were substantially offset by an increase in rental income of $472,000 related to one of the Company's larger office buildings that was substantially vacant during the first half of 1996 while the Company made significant tenant improvements for a new tenant that is now leasing all of the vacant space in that building. The remainder of the $429,000 increase is due primarily to improved rents in the Company's office, retail, and apartment properties.

     PROPERTY SALES. Property sales primarily represent sales of residential lots in subdivisions developed by the Company, sales of condominiums in the Alameda Towers project, and sales of villas in the Corinth Place Villas project. Property sales decreased by $1.3 million (49.2%) from $2.6 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997 and included lot sales of $518,000, condominium sales of $660,000, and villa sales of approximately $169,000. Property sales of $2.6 million for the three months ended March 31, 1996 included lot sales of $563,000, condominium sales of $1.9 million and villa sales of $140,000.

     GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. Gains on sales of investments and other assets represent gains associated with the sales of revenue-producing properties, property held for future development, marketable equity securities, and other assets used in the business. These gains fluctuate with the volume of asset dispositions and the magnitude of the difference between sales proceeds and carrying value. In the three months ended March 31, 1996, the Company liquidated for $38.6 million its entire investment in marketable equity securities recognizing a pre-tax gain of approximately $33.0 million.

     SELLING, GENERAL, AND OPERATING EXPENSES. Selling, general, and operating expenses (S,G, & O) represent the expenses directly associated with operating the Company's real estate assets and expenses that are considered to be overhead. These expenses decreased by $1.9 million (16.0%) from $11.9 million for the three months ended March 31, 1996 to $10.0 million for the three months ended March 31, 1997, principally due to the absence of $897,000 of costs to secure a new management team and the absence of $842,000 in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease.

     COST OF PROPERTY SALES. Cost of property sales represents the Company's cost basis in residential lots, condominium units, and villas sold during the year. The cost of property sales is a function of the number of lots, condominium units, and villas sold and their underlying cost basis. Cost of property sales decreased by $1.0 million (48.3%) from $2.1 million for the three months ended March 31, 1996 to $1.1 million for the three months ended March 31, 1997. Of this $1.0 million decrease, the cost of condominium sales decreased by $1.0 million, the cost of lots sold increased by $25,000, and the cost of villa sales decreased by approximately $16,000. The gross margin percentage on lot sales was 34.2% for the three months ended March 31, 1997 as compared to 43.9% for the three months ended March 31, 1996. The decrease in gross margin percentage on lot sales for the three months ended March 31, 1997 resulted from a change in sales mix, as sales for this period contained a lower percentage of sales from higher margin subdivisions. The gross margin percentage on condominium sales was 5.6% for the three months ended March 31, 1997, as compared to 14.4% for the three months ended March 31, 1996. The decrease in gross margin percentage on condominium sales for the three months ended March 31, 1997 resulted from the Company incurring greater finishing costs on condominium sales for the three months ended March 31, 1997 than for the three months ended March 31, 1996.

     INTEREST EXPENSE. Fluctuations in interest expense occur due to the level of the Company's interest bearing indebtedness and the effect changes in interest rates have on the Company's variable rate indebtedness. Interest expense declined by $412,000 (6.6%) from $6.2 million for the three months ended March 31, 1996 to $5.8 million for the three months ended March 31, 1997 primarily due to the lower average balance of outstanding indebtedness during the three months ended March 31, 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities, permanent mortgage financing, and short term notes payable to banks represent the Company's primary sources of liquidity to fund recurring capital costs associated with renewing leases and renovating the Company's properties, payments on the Company's outstanding indebtedness, and distributions to shareholders. The Company has a $10 million unsecured line of credit with Commerce Bank, N.A. (Kansas City, Missouri) bearing interest at the prime rate. At March 31, 1997, there were no outstanding borrowings on this line of credit.

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

     The Company paid consideration of $27.25 per share, or a total of $25.9 million for the 948,880 shares of the Company's common stock owned by AHI. At the closing, the Company delivered to AHI $12.8 million in cash (which included approximately $39,000 of interest) and executed a promissory note ("Note") in the amount of $13.0 million (which reflected a $57,500 reduction for certain expenses), bearing interest at a rate of eight percent (8%) per annum with interest only payable quarterly. The Note is secured by the pledge of a mortgage receivable and real property, and is due on January 29, 1999.

     The purchase price for the stock held by AHI was based on a negotiated price within the range of trades in the fourth quarter of 1996, which trades were between $27 and $31.06 per share. The purchase by the Company of such stock decreased the number of outstanding shares of common stock of the Company from 4,852,400 to 3,903,520 shares. The number of outstanding shares of common stock of the Company was further reduced to 3,849,358 in January 1997 when the Employee Stock Ownership Trust transferred 54,162 shares to the Company in repayment of a loan from the Company of approximately $2.0 million.

     On December 19, 1996, the Company announced a comprehensive plan to redevelop areas on and around the Plaza. The proposed $240 million redevelopment includes 780,000 square feet of new construction on the Plaza, rehabilitation of 180,000 square feet of existing structures on the Plaza, and the addition of 350 residential apartment units near the Plaza. The proposal also includes construction of 3,965 parking spaces and $5 million of public amenities on the Plaza. The Company filed on December 20, 1996, an application with the Tax Increment Financing Commission of Kansas City seeking to use funds generated from tax increment financing to fund approximately 25% of the proposed redevelopment. The application was approved by the Tax Increment Financing Commission, and the City Council of Kansas City, Missouri gave final approval on

April 17, 1997. The City Council's approval is subject to a thirty day comment period; however, as of the date of this filing, the Company is unaware of any issues that might jeopardize the City Council's approval. The plan is to be executed over the next ten years and is contingent on market demand. The Company is currently exploring various options for funding development costs in excess of the approved tax increment financing.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

     Net cash provided by operating activities increased by $656,000 from $7.7 million for the three months ended March 31, 1996 to $8.4 million for the three months ended March 31, 1997. The primary reasons for such increase are discussed above under "Results of Operations."

     Net cash flows provided by investing activities decreased by $9.6 million from $19.4 million for the three months ended March 31, 1996 to $9.8 million for the three months ended March 31, 1997. The $9.8 million in net cash flows provided by investing activities for the three months ended March 31, 1997 was principally a result of decreasing temporary investments $9.7 million and receiving $1.8 million in payments on notes receivable. These receipts were partially offset by investments of $1.5 million for additions to revenue-producing properties. For the three months ended March 31, 1996, the Company's net cash provided by investing activities of $19.4 million was principally a result of the receipt of $3.9 million of payments on notes receivable and proceeds from the sale of marketable equity securities of $38.6 million. These receipts were substantially offset by a net increase in temporary investments of $21.0 million, the issuance of an additional $1.2 million of notes receivable and investments of $1.2 million for additions to revenue-producing properties.

     Net cash used by financing activities increased by $6.3 million from $8.5 million for the three months ended March 31, 1996 to $14.8 million for the three months ended March 31, 1997. The $14.8 million of net cash used by financing activities for the three months ended March 31, 1997 was principally a result of purchasing $12.8 million of treasury stock and reducing mortgage indebtedness $2.0 million. For the three months ended March 31, 1996, the Company's net cash used in financing activities of $8.5 million resulted from a net reduction of mortgage and notes payable indebtedness.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION

     It is management's intent to apply the majority of the Company's operating cash flows to reduce indebtedness and to improve and increase the Company's portfolio of revenue-producing properties. The Company is organized as a "Subchapter C" corporation and as such pays income taxes on its taxable income and is generally not subject to distribution requirements based on net income. Management believes that the Company's core operations are best measured by its earnings before interest and dividend income, interest expense, income taxes, depreciation and amortization, gains or losses from debt restructuring and sales of assets, and valuation allowances, and after adjustments needed to similarly convert the earnings of minority interests and unconsolidated partnerships. Earnings, as so computed, are referred to herein as "EBITDA". This is a supplemental performance measure used along with net income to report operating results. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund operating needs and should not be considered as an alternative to cash flow as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and, along with net income (loss), facilitates understanding of its operating results. The EBITDA and EBITDA, as adjusted, set forth below may not be comparable to other real estate companies, as each real estate company may define differently such terms.

                                                                       EBITDA
                                                                       $(000)
                                                                ---------------------
                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                ---------------------
                                                                  1997        1996
                                                                  ----        ----
NET INCOME..................................................     $ 1,587     $ 20,988
ADJUSTMENTS TO RECONCILE NET INCOME TO EBITDA:
  Interest and dividend income..............................      (1,071)      (1,072)
  Interest expense..........................................       5,849        6,261
  Income tax expense........................................         955       12,500
  Depreciation and amortization.............................       3,373        3,461
  Gains on sales of investments and other assets............         (15)     (32,976)
  Minority interest portion of add-backs....................        (699)        (710)
  Unconsolidated subsidiaries' portion of add-backs.........       1,071          929
                                                                 -------     --------
EBITDA......................................................     $11,050     $  9,381
                                                                 =======     ========

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

                                                                ADJUSTED EBITDA
                                                                     $(000)
                                                              --------------------
                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1997        1996
                                                                ----        ----
EBITDA......................................................   $11,050     $ 9,381
NON-RECURRING ITEMS:
  Costs of securing new management (including stock
     options)...............................................         -         897
  Other, net................................................         -        (200)
                                                               -------     -------
ADJUSTED EBITDA.............................................   $11,050     $10,078
                                                               =======     =======

     The above adjusted EBITDA amounts illustrate the Company's EBITDA if certain non-recurring items had been eliminated from the Company's statements of operations. These amounts are not necessarily indicative of future performance. However, management does believe that, when read in conjunction with the Company's consolidated financial statements, they assist the reader in better understanding the Company's underlying business operations. The adjustments made to arrive at adjusted EBITDA are explained as follows: "Costs of securing new management (including stock options)" reflects the expense to the Company for the three months ended March 31, 1996 of obtaining the new members of its senior management. "Other, net" for the three months ended March 31, 1996 reflects the net of other less significant, non-recurring adjustments.

                 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

     None

ITEM 2  CHANGES IN SECURITIES.

     None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5  OTHER INFORMATION.

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be filed by Item 601 of Regulation S-K.

         10.1 Stock Purchase Agreement among the Company, AHI Metnall L.P., John Simon, and James W. Quinn.*

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K.

         None
-------------------------
*Incorporated by reference to the Company's Form 10 filed on April 17, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          J.C. NICHOLS COMPANY

Date: May 12, 1997                        By:      /s/ MARK A. PETERSON

                                          --------------------------------------
                                          Mark A. Peterson
                                          Vice President, Chief Financial
                                          Officer and Treasurer (Authorized
                                          officer and principal financial
                                          officer of the registrant)

                         EXHIBIT INDEX TO FORM 10-Q OF
                              J.C. NICHOLS COMPANY

                              DOCUMENT
                              --------
10.1    Stock Purchase Agreement among the Company, AHI Metnall
        L.P., John Simon, and James W. Quinn.*
27.1    Financial Data Schedule

-------------------------
*Incorporated by reference to the Company's Form 10 filed on April 17, 1997.