Form 10-Q
period 1997-06-30
J C NICHOLS CO
filed 1997-08-14
CIK 71978

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT JULY 31, 1997
                    -----                                ----------------------------
Common Stock, $0.01 par value                                      3,849,358

================================================================================

                              J.C. NICHOLS COMPANY

                      INDEX TO FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                                                                PAGE
                                                                                ----
PART I -- FINANCIAL INFORMATION
     ITEM 1       FINANCIAL STATEMENTS
                  Consolidated Balance Sheets at June 30, 1997 and December
                  31, 1996....................................................    1
                  Consolidated Statements of Operations for the Six Months
                  Ended June 30, 1997 and June 30, 1996.......................    2
                  Consolidated Statements of Operations for the Three Months
                  Ended June 30, 1997 and June 30, 1996.......................    3
                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1997 and June 30, 1996.......................    4
                  Notes to Unaudited Consolidated Financial Statements........    5
     ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................    7
PART II -- OTHER INFORMATION
     ITEM 1       LEGAL PROCEEDINGS...........................................   13
     ITEM 2       CHANGES IN SECURITIES.......................................   13
     ITEM 3       DEFAULTS UPON SENIOR SECURITIES.............................   13
     ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
     ITEM 5       OTHER INFORMATION...........................................   14
     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K............................   14
                  SIGNATURES..................................................   15

                        PART I -- FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1997           1996
                                                                --------     ------------
                                                              (UNAUDITED)
ASSETS
Revenue-producing properties................................  $184,970,000   $189,011,000
Land and improvement inventories............................    15,792,000     27,368,000
Property held for future development........................     3,754,000      3,754,000
                                                              ------------   ------------
     Total properties.......................................   204,516,000    220,133,000
Cash and cash equivalents...................................    18,312,000     14,454,000
Temporary investments.......................................    39,008,000     45,053,000
Accounts receivable.........................................     1,346,000      2,000,000
Prepaid expenses............................................     7,313,000      6,355,000
Notes receivable............................................    29,279,000     21,514,000
Investments in real estate partnerships.....................     1,542,000      2,163,000
Minority interest in consolidated partnerships..............     4,487,000      4,431,000
Deferred income taxes.......................................     1,171,000      3,456,000
Other assets, net...........................................       590,000        768,000
                                                              ------------   ------------
                                                              $307,564,000   $320,327,000
                                                              ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Mortgage indebtedness.......................................  $302,773,000   $309,188,000
Notes payable to banks and others...........................    14,989,000      2,000,000
Accounts payable and tenants' deposits......................     6,220,000      6,633,000
Accrued expenses and other liabilities......................     9,540,000      8,020,000
Income taxes payable........................................    13,597,000     11,525,000
Accrued contribution to Employee Stock Ownership Trust......    11,050,000     11,050,000
Deferred gains on the sale of property......................     2,032,000        517,000
                                                              ------------   ------------
                                                               360,201,000    348,933,000
                                                              ------------   ------------
Shareholders' equity (deficit):
  Common stock, par value $.01 per share; 10,000,000 shares
     authorized and 5,016,745 shares issued.................       100,000        100,000
  Additional paid-in capital................................     8,319,000      8,319,000
  Retained earnings.........................................    84,211,000     80,402,000
                                                              ------------   ------------
                                                                92,630,000     88,821,000
Less:
  Treasury stock, at cost (1,167,387 and 164,345 shares of
     common stock) (note 3).................................   145,267,000    117,427,000
                                                              ------------   ------------
          Total shareholders' equity (deficit)..............   (52,637,000)   (28,606,000)
Commitments and contingencies...............................
                                                              ------------   ------------
                                                              $307,564,000   $320,327,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                             J. C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                   1997           1996
                                                                   ----           ----
Sales and revenues:
  Rents.....................................................    $39,731,000    $40,150,000
  Property sales............................................      3,286,000      4,289,000
  Commissions and fees......................................        469,000        557,000
  Dividends and interest....................................      2,353,000      2,025,000
  Gains on sales of investments and other assets............        236,000     33,072,000
  Equity in earnings of unconsolidated affiliates...........        172,000        233,000
  Other.....................................................        436,000        474,000
                                                                -----------    -----------
                                                                 46,683,000     80,800,000
                                                                -----------    -----------
Costs and expenses:
  Selling, general and operating expenses...................     19,378,000     22,951,000
  Cost of property sales....................................      2,831,000      3,486,000
  Interest..................................................     11,639,000     12,109,000
  Depreciation and amortization.............................      6,741,000      6,892,000
                                                                -----------    -----------
                                                                 40,589,000     45,438,000
                                                                -----------    -----------
     Income before income taxes.............................      6,094,000     35,362,000
Income tax expense..........................................      2,285,000     13,225,000
                                                                -----------    -----------
     Net income.............................................    $ 3,809,000    $22,137,000
                                                                ===========    ===========
Net income per share (note 2)...............................    $      0.92    $      4.46
                                                                ===========    ===========
Average number of shares outstanding (notes 2 and 3)........      4,129,993      4,963,191
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                   1997           1996
                                                                   ----           ----
Sales and revenues:
  Rents.....................................................    $19,720,000    $20,083,000
  Property sales............................................      1,939,000      1,638,000
  Commissions and fees......................................        241,000        257,000
  Dividends and interest....................................      1,282,000        953,000
  Gains on sales of investments and other assets............        221,000         96,000
  Equity in earnings of unconsolidated affiliates...........        249,000        292,000
  Other.....................................................        187,000        263,000
                                                                -----------    -----------
                                                                 23,839,000     23,582,000
                                                                -----------    -----------
Costs and expenses:
  Selling, general and operating expenses...................      9,405,000     11,086,000
  Cost of property sales....................................      1,724,000      1,343,000
  Interest..................................................      5,790,000      5,848,000
  Depreciation and amortization.............................      3,368,000      3,431,000
                                                                -----------    -----------
                                                                 20,287,000     21,708,000
                                                                ===========    ===========
     Income before income taxes.............................      3,552,000      1,874,000
Income tax expense..........................................      1,330,000        725,000
                                                                -----------    -----------
     Net income.............................................    $ 2,222,000    $ 1,149,000
                                                                ===========    ===========
Net income per share (note 2)...............................    $      0.56    $      0.23
                                                                ===========    ===========
Average number of shares outstanding (notes 2 and 3)........      3,974,638      4,985,866
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                   1997              1996
                                                                   ----              ----
Operating activities:
  Net income................................................     $  3,809,000      $ 22,137,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation of properties.............................        6,319,000         6,375,000
     Amortization of deferred costs.........................          422,000           517,000
     Deferred income taxes..................................        2,285,000        13,225,000
     Equity in earnings of unconsolidated affiliates........         (172,000)         (233,000)
     Earned stock compensation..............................                -           930,000
     Gains on sales of investments and other assets.........         (236,000)      (33,072,000)
     Changes in:
       Land and improvement inventories.....................        1,691,000         2,284,000
       Accounts receivable..................................          654,000         2,399,000
       Prepaid expenses.....................................       (1,380,000)           17,000
       Income taxes receivable..............................        2,072,000            50,000
       Minority interest in consolidated partnerships.......          (76,000)          (99,000)
       Accounts payable and tenants' deposits...............         (413,000)         (625,000)
       Accrued expenses and other liabilities...............        1,520,000         1,741,000
       Deferred gain on property sales......................           (8,000)           (3,000)
       Other, net...........................................         (315,000)         (498,000)
                                                                 ------------      ------------
          Net cash provided by operating activities.........       16,172,000        15,145,000
                                                                 ------------      ------------
Investing activities:
  Net (increase) decrease in temporary investments..........        6,045,000       (27,261,000)
  Payments on notes receivable..............................        4,858,000         5,432,000
  Issuance of notes receivable..............................       (3,760,000)       (1,946,000)
  Additions to revenue-producing properties.................       (2,968,000)       (1,821,000)
  Proceeds from sales of marketable equity securities.......                -        38,617,000
  Proceeds from sales of capital assets.....................          932,000           101,000
  Return of capital from real estate partnerships...........          800,000           347,000
  Other, net................................................          184,000                 -
                                                                 ------------      ------------
          Net cash provided by investing activities.........        6,091,000        13,469,000
                                                                 ------------      ------------
Financing activities:
  Payments on mortgage indebtedness.........................      (20,231,000)      (19,757,000)
  Issuance of mortgage indebtedness.........................       14,616,000         4,225,000
  Purchase of treasury stock................................      (12,810,000)                -
  Payments on notes to banks and others.....................                -        (3,658,000)
  Capital contributions from minority partners..............           20,000                 -
                                                                 ------------      ------------
          Net cash used in financing activities.............      (18,405,000)      (19,190,000)
                                                                 ------------      ------------
          Net increase in cash and cash equivalent..........        3,858,000         9,424,000
Cash and cash equivalents, beginning of period..............       14,454,000         7,209,000
                                                                 ------------      ------------
Cash and cash equivalents, end of period....................     $ 18,312,000      $ 16,633,000
                                                                 ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of note receivable in exchange for land and
  improvement inventories...................................     $ 10,845,000      $          -
Issuance of note payable in exchange for treasury stock.....     $ 12,990,000      $          -
Payment of note receivable in exchange for treasury stock...     $  1,982,000      $          -

          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1) BASIS OF PREPARATION

     The consolidated financial statements of J.C. Nichols Company and subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. The December 31, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997. Certain amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2) NET INCOME PER SHARE

     Net income per share has been computed based on the average number of common and common equivalent shares outstanding during the period. All periods presented reflect retroactive adjustment for the 80-for-1 stock split approved by the Company on May 29, 1996.

(3) TREASURY STOCK

     During January, 1997, the Company purchased 948,880 shares of its common stock from a shareholder for $25,857,000, payable in cash of $12,849,000 (which included approximately $39,000 of interest) and a note payable of $12,990,000 (net of expenses totaling approximately $57,000), bearing interest at 8% and due January 29, 1999. Also in January 1997, the J.C. Nichols Company Employee Stock Ownership Trust transferred 54,162 shares of the Company's common stock to the Company in repayment of a loan of $1,983,000.

(4) EMPLOYEE STOCK OWNERSHIP TRUST

     On August 1, 1997, the Company entered into an agreement with the Internal Revenue Service (IRS). This agreement was a condition to payment of $2,326,000, plus certain accrued interest, and 680,000 shares of common stock (collectively, the "conveyance") to the Company's Employee Stock Ownership Trust (ESOT) pursuant to a settlement agreement dated June 30, 1995 ("Settlement Agreement") between the Company and a class of participants in the Company's Employee Stock Ownership Plan (ESOP). The Company also agreed to make a nondeductible payment of approximately $585,000 to the IRS. The IRS agreed, among other things, not to assert that the events that were the subject of the Settlement Agreement disqualified the ESOP or gave rise to liability for prohibited transaction excise taxes. The IRS also agreed that the Company may deduct in full the value of the settlement payment to the ESOT and that such payment and method of allocating it will not adversely affect the tax qualification of the ESOP. Additionally, the Company agreed to resolve related claims with certain ESOP participants by reducing the settlement payment by approximately $59,000 and 59,000 shares of the Company's common stock and tendering such amounts to a court to determine the proper payee or payees.

     During 1995, the Company accrued an expense of $11,050,000 representing the estimated value of the 680,000 shares of the Company's common stock at the date the Company agreed to the conveyance obligation. The Company also previously recorded a $2,000,000 note payable, plus accrued interest, and a $326,000 accrued expense in accordance with the Settlement Agreement. Accordingly, the conveyance will result in a decrease in liabilities of $13,376,000, plus certain accrued interest, and a decrease in stockholder's deficit of

$11,050,000. In addition, based on prices established by recent market trades of the Company's common stock, the conveyance will also provide previously unrecorded net income tax benefit of approximately $6,000,000. The ultimate amount of net income tax benefit realized will be dependent upon the value of the shares of the Company's common stock at the date on which they are conveyed to the ESOT.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

     The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

     SUMMARY. Net income decreased by $18.3 million from $22.1 million for the six months ended June 30, 1996 to $3.8 million for the six months ended June 30, 1997, primarily as a result of the absence of gains from disposition of the Company's marketable equity securities portfolio for the six months ended June 30, 1997. This reduction was partially offset by lower selling, general, and operating expenses, lower interest expense and lower income tax expense for the six months ended June 30, 1997.

     RENTS. Rental income decreased by $419,000 from $40.1 million for the six months ended June 30, 1996 to $39.7 million for the six months ended June 30, 1997, primarily due to the absence of $1.8 million in rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco (as the underlying lease expired in the third quarter of 1996) and $200,000 of certain nonrecurring items. These decreases were substantially offset by an increase in rental income of $893,000 related to one of the Company's larger office buildings that was substantially vacant during the first half of 1996 while the Company made significant tenant improvements for a new tenant that is now leasing all of the vacant space in that building. The remainder of the $688,000 increase is due primarily to improved rents in the Company's office, retail, and apartment properties.

     PROPERTY SALES. Property sales primarily represent sales of residential lots in subdivisions developed by the Company, sales of condominiums in the Alameda Towers project, and sales of villas in the Corinth Place Villas project. The Company had only two villas remaining to be sold as of June 30, 1997. Property sales decreased by $1.0 million (23.4%) from $4.3 million for the six months ended June 30, 1996 to $3.3 million for the six months ended June 30, 1997 and included lot sales of $1.4 million, condominium sales of $1.7 million, and villa sales of $169,000. Property sales of $4.3 million for the six months ended June 30, 1996 included lot sales of $1.1 million, condominium sales of $2.6 million and villa sales of $633,000.

     DIVIDENDS AND INTEREST INCOME. Dividends were received on the marketable equity securities that were held for investment purposes prior to March 31, 1996. Interest income is received on the Company's cash balances held in banks and on notes receivable. Interest income fluctuates with interest rates, the level of the Company's excess cash, and the level of notes receivable. Dividends and interest income increased $328,000 (16.2%) from $2.0 million for the six months ended June 30, 1996 to $2.4 million for the six months ended June 30, 1997. This increase is primarily due to the higher average balances of cash and notes receivable outstanding during the six months ended June 30, 1997.

     GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. Gains on sales of investments and other assets represent gains associated with the sales of revenue-producing properties, property held for future development, marketable equity securities, and other assets used in the business. These gains fluctuate with the volume of asset dispositions and the magnitude of the difference between sales proceeds and carrying value. In the first quarter of 1996, the Company liquidated for $38.6 million its entire investment in marketable equity securities recognizing a pre-tax gain of approximately $33.0 million.

     SELLING, GENERAL AND OPERATING EXPENSES. Selling, general, and operating expenses (S,G, & O) represent the expenses directly associated with operating the Company's real estate assets and expenses that are considered to be overhead. These expenses decreased by $3.6 million (15.6%) from $23.0 million for the six months ended June 30, 1996 to $19.4 million for the six months ended June 30, 1997, principally due to the absence of $1.1 million of costs to secure a new management team and the absence of $1.7 million in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease.

Certain S, G, & O expenses of a non-recurring nature decreased by $464,000. The remainder of the $336,000 decrease is due primarily to lower maintenance expenses in the Company's office, retail and apartment properties. The timing of maintenance expenses varies according to the availability of third party contractors to perform major maintenance projects as well as weather conditions. The Company has traditionally incurred significantly higher maintenance expenses in the second half of the fiscal year than in the first half of the fiscal year.

     COST OF PROPERTY SALES. Cost of property sales represents the Company's cost basis in residential lots, condominium units, and villas sold during the year. The cost of property sales is a function of the number of lots, condominium units, and villas sold and their underlying cost basis. Cost of property sales decreased by $655,000 (18.8%) from $3.5 million for the six months ended June 30, 1996 to $2.8 million for the six months ended June 30, 1997. Of this $655,000 decrease, the cost of condominium sales decreased by $416,000, the cost of lot sales increased by $214,000, and the cost of villa sales decreased by $453,000. The gross margin percentage on lot sales was 36.3% for the six months ended June 30, 1997 as compared to 41.0% for the six months ended June 30, 1996. The decrease in gross margin percentage on lot sales for the six months ended June 30, 1997 resulted from a change in sales mix, as sales for this period contained a lower percentage of sales from higher margin subdivisions. The gross margin percentage on condominium sales was (3.1%) for the six months ended June 30, 1997, as compared to 12.7% for the six months ended June 30, 1996. The decrease in gross margin percentage on condominium sales for the six months ended June 30, 1997 resulted from the Company incurring greater finishing costs on condominium sales for the six months ended June 30, 1997 than for the six months ended June 30, 1996.

     INTEREST EXPENSE. Fluctuations in interest expense occur due to the level of the Company's interest bearing indebtedness and the effect changes in interest rates have on the Company's variable rate indebtedness. Interest expense declined by $470,000 (3.9%) from $12.1 million for the six months ended June 30, 1996 to $11.6 million for the six months ended June 30, 1997 primarily due to the lower average balance of outstanding indebtedness during the six months ended June 30, 1997.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

     SUMMARY. Net income increased by $1.1 million from $1.1 million for the three months ended June 30, 1996 to $2.2 million for the three months ended June 30, 1997, primarily as a result of lower selling, general, and operating expenses for the three months ended June 30, 1997, partially offset by higher income tax expense.

     RENTS. Rental income decreased by $363,000 from $20.1 million for the three months ended June 30, 1996 to $19.7 million for the three months ended June 30, 1997 primarily due to the absence of $1.0 million in rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco (as the underlying lease expired in the third quarter of 1996). This decrease was substantially offset by an increase in rental income of $421,000 related to one of the Company's larger office buildings that was substantially vacant during the first half of 1996 while the Company made significant tenant improvements for a new tenant that is now leasing all of the vacant space in that building. The remainder of the $216,000 increase is due primarily to improved rents in the Company's office, retail, and apartment properties.

     PROPERTY SALES. Property sales increased by $301,000 (18.4%) from $1.6 million for the three months ended June 30, 1996 to $1.9 million for the three months ended June 30, 1997 and included lot sales of $845,000 and condominium sales of $1.1 million. Property sales of $1.6 million for the three months ended June 30, 1996 included lot sales of $545,000, condominium sales of $600,000 and villa sales of $493,000.

     DIVIDENDS AND INTEREST INCOME. Dividends and interest increased $329,000 (34.5%) from $953,000 for the three months ended June 30, 1996 to $1,282,000 for the three months ended June 30, 1997. This increase is primarily due to the higher average balances of cash and notes receivable outstanding during the three months ended June 30, 1997.

     SELLING, GENERAL AND OPERATING EXPENSES. S, G & O decreased by $1.7 million (15.2%) from $11.1 million for the three months ended June 30, 1996 to $9.4 million for the three months ended June 30, 1997, principally due to the absence of $155,000 of costs to secure a new management team and the absence of $886,000 in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease. Certain S, G, & O expenses of a non-recurring nature decreased by $350,000. The remainder of the $309,000 decrease is due primarily to lower maintenance expenses in the Company's office, retail and apartment properties. The timing of maintenance expenses varies according to the availability of third party contractors to perform major maintenance projects as well as weather conditions.

     COST OF PROPERTY SALES. Cost of property sales increased by $381,000 (28.4%) from $1.3 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30, 1997. Of this $381,000 increase, the cost of condominium sales increased by $629,000, the cost of lot sales increased by $189,000, and the cost of villa sales decreased by $437,000. The gross margin percentage on lot sales was 37.7% for the three months ended June 30, 1997 as compared to 37.9% for the three months ended June 30, 1996. The gross margin percentage on condominium sales was (8.4%) for the three months ended June 30, 1997, as compared to 7.2% for the three months ended June 30, 1996. The decrease in gross margin percentage on condominium sales for the three months ended June 30, 1997 resulted from the Company incurring greater finishing costs on condominium sales for the three months ended June 30, 1997 than for the three months ended June 30, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities, permanent mortgage financing, and short term notes payable to banks represent the Company's primary sources of liquidity to fund recurring capital costs associated with renewing leases and renovating the Company's properties, payments on the Company's outstanding indebtedness, and distributions to shareholders. The Company has a $10 million unsecured line of credit with Commerce Bank, N.A. (Kansas City, Missouri) bearing interest at the prime rate. At June 30, 1997, there were no outstanding borrowings on this line of credit.

     Management anticipates that cash generated before debt payments and capital expenditures, together with the bank line of credit, will provide adequate liquidity to conduct the Company's operations, fund its recurring capital costs and interest expense, and permit normal amortization payments on outstanding indebtedness.

     On January 29, 1997, the Company purchased all outstanding shares of the Company owned beneficially and of record by AHI Metnall L.P. ("AHI"). The Company paid consideration of $27.25 per share, or a total of $25.9 million for the 948,880 shares of the Company's common stock owned by AHI. At the closing, the Company delivered to AHI $12.8 million in cash (which included approximately $39,000 of interest) and executed a promissory note in the amount of $13.0 million (which reflected a $57,500 reduction for certain expenses), bearing interest at a rate of eight percent (8%) per annum with interest only payable quarterly. The promissory note is secured by the pledge of a mortgage receivable and real property, and is due on January 29, 1999. The purchase by the Company of such stock decreased the number of outstanding shares of common stock of the Company from 4,852,400 to 3,903,520 shares. (The number of outstanding shares of common stock of the Company was further reduced to 3,849,358 in January 1997 when the Employee Stock Ownership Trust transferred 54,162 shares to the Company in repayment of a loan from the Company of approximately $2.0 million).

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Net cash provided by operating activities increased by $1.1 million from $15.1 million for the six months ended June 30, 1996 to $16.2 million for the six months ended June 30, 1997. The primary reasons for such increase are discussed above under "Results of Operations."

     Net cash flows provided by investing activities decreased by $7.4 million from $13.5 million for the six months ended June 30, 1996 to $6.1 million for the six months ended June 30, 1997. The $6.1 million in net cash flows provided by investing activities for the six months ended June 30, 1997 was principally a result of decreasing temporary investments $6.0 million, receiving $4.9 million in payments on notes receivable, receiving $932,000 from the sale of capital assets and receiving an $800,000 return of capital from real estate partnerships. These receipts were partially offset by investments of $3.0 million for additions to revenue-producing properties and issuance of an additional $3.8 million of notes receivable. For the six months ended June 30, 1996, the Company's net cash provided by investing activities of $13.5 million was principally a result of the receipt of $5.4 million of payments on notes receivable and proceeds from the sale of marketable equity securities of $38.6 million. These receipts were substantially offset by a net increase in temporary investments of $27.3 million, the issuance of an additional $1.9 million of notes receivable and investments of $1.8 million for additions to revenue-producing properties.

     Net cash used by financing activities decreased by $785,000 from $19.2 million for the six months ended June 30, 1996 to $18.4 million for the six months ended June 30, 1997. The $18.4 million of net cash used by financing activities for the six months ended June 30, 1997 was principally a result of the $12.8 million cash portion of the purchase price paid in acquiring 948,880 shares of the Company's stock and from a net reduction of mortgage indebtedness of $5.6 million. For the six months ended June 30, 1996, the Company's net cash used in financing activities of $19.2 million resulted from a net reduction of mortgage and notes payable indebtedness.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

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

                                                                    EBITDA
                                                                    $(000)
                                                              ------------------
                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                               1997       1996
                                                               ----       ----
NET INCOME..................................................  $ 3,809   $ 22,137
ADJUSTMENTS TO RECONCILE NET INCOME TO EBITDA:
  Interest and dividend income..............................   (2,353)    (2,025)
  Interest expense..........................................   11,639     12,109
  Income tax expense........................................    2,285     13,225
  Depreciation and amortization.............................    6,741      6,892
  Gains on sales of investments and other assets............     (236)   (33,072)
  Minority interest portion of add-backs....................   (1,389)    (1,439)
  Unconsolidated subsidiaries' portion of add-backs.........    2,187      1,896
                                                              -------   --------
EBITDA......................................................  $22,683   $ 19,723
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

                                                               ADJUSTED EBITDA
                                                                    $(000)
                                                              ------------------
                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                               1997       1996
                                                               ----       ----
EBITDA......................................................  $22,683   $ 19,723
NON-RECURRING ITEMS:
  Costs of securing new management (including stock
     options)...............................................       --      1,052
  Other, net................................................     (289)       (25)
                                                              -------   --------
ADJUSTED EBITDA.............................................  $22,394   $ 20,750
                                                              =======   ========

     The above adjusted EBITDA amounts illustrate the Company's EBITDA if certain non-recurring items had been eliminated from the Company's statements of operations. These amounts are not necessarily indicative of future performance. However, management does believe that, when read in conjunction with the Company's consolidated financial statements, they assist the reader in better understanding the Company's underlying business operations. The adjustments made to arrive at adjusted EBITDA are explained as follows: "Costs of securing new management (including stock options)" reflects the expense to the Company for the six months ended June 30, 1996 of obtaining the new members of its senior management. "Other, net" for the six months ended June 30, 1997 and 1996 reflects the net of other less significant, non-recurring adjustments.

                                SUBSEQUENT EVENT

     As discussed in Note 4 to the June 30, 1997 unaudited consolidated financial statements and Part II -- Item 5 "Other Information", the Company entered into a Closing Agreement with the Internal Revenue Service on August 1, 1997.

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

                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     The dispute between Nichols Equity, Inc., a wholly-owned subsidiary of J.C. Nichols Company, and Justin Management, Inc. and Winstead's Restaurant, Inc. was arbitrated in June 1997. On July 29, 1997, the arbitrator issued his opinion finding that pursuant to the subject agreement, Nichols Equity, Inc. had forfeited its interests in 47th Street Development Corporation, Grand Street Partners I, L.P. and Creekview Partners II, L.P. The June 30, 1997 financial statements do not reflect the impact of this forfeiture. This forfeiture will be recorded in the third quarter of 1997, and the resulting net impact on the financial condition of the Company and the results of its operations will be immaterial due to the Company's insignificant net liability position in the forfeited interests.

ITEM 2  CHANGES IN SECURITIES

     On May 15, 1997, the Board of Directors of the Company adopted amendments to the Company's Bylaws that (a) permit shareholders to fill a vacancy on the board of directors only if created by the resignation of a director and only at the annual meeting of shareholders at which such director would have been required to stand for re-election, (b) permit special meetings of the shareholders to be called by shareholders only upon the written request of shareholders holding not less than one-fifth (1/5) of all outstanding shares entitled to vote at such meeting, (c) require any shareholder intending to take action to bring a matter to a vote at a meeting of the shareholders to provide notice of such matter and the purpose or purposes thereof not less than one-hundred and twenty (120) days prior to the meeting, unless, as to a particular matter, other or further notice is required by law, and (d) require shareholder nominations of board of director candidates to be made in writing not less than sixty (60) days prior to the meeting. A nomination must include all information necessary to comply with Federal securities laws and must contain the written consent of the nominee. Failure to give proper notice of a matter to be brought before a shareholders' meeting or of a nomination will result in denial of the shareholder's right to propose such matter or to make such nomination at the meeting.

     The Company filed a report on Form 8-A on July 29, 1997, announcing the adoption of a shareholder rights plan, effective July 28, 1997. For additional information, reference is made to the Form 8-A filed on July 29, 1997, including the exhibits thereto.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on May 28, 1997, the following numbers of votes were cast for the matters indicated:

     1. Election of Barrett Brady, Kay N. Callison, and William V. Morgan as directors to serve for a term of three (3) years.

                        NOMINEE                               FOR       AGAINST    WITHHOLD    NON-VOTE
                        -------                               ---       -------    --------    --------
Barrett Brady..........................................    3,084,245    60,440          --     704,673
Kay N. Callison........................................    3,095,645    49,040          --     704,673
William V. Morgan......................................    3,096,443    48,242          --     704,673

     Directors who were previously elected and whose terms of office as directors continued after the meeting were: William K. Hoskins, Mark C. Demetree, John A. Ovel, Clarence L. Roeder, and Thomas J. Turner, III. In addition, Mr. C.Q. Chandler III had been earlier elected by the Board of Directors to fill the seat left vacant by Mr. James Quinn who resigned on January 29, 1997.

     2. Ratification of the appointment of KPMG Peat Marwick LLP, as auditors for the Company and its wholly-owned subsidiaries for the 1997 fiscal year.

                                        FOR       AGAINST    WITHHOLD    NON-VOTE
                                        ---       -------    --------    --------
                                     2,904,733      82        1,470      943,073

ITEM 5  OTHER INFORMATION

     On August 1, 1997, the Company entered into an agreement with the Internal Revenue Service (the "Closing Agreement"). This agreement was a condition to payment of common stock and cash to the Company's Employee Stock Ownership Trust (the "ESOT") pursuant to a settlement agreement dated June 30, 1995 (the "Settlement Agreement") between the Company and a class of participants in the Company's Employee Stock Ownership Plan (the "ESOP").

     In addition to the payment of 680,000 shares and $2,000,000, plus interest, the Company agreed to pay approximately $326,000 to the ESOT as an adjustment to a 1992 dividend allocation. All amounts will be allocated pursuant to the Settlement Agreement. The Company also agreed to make a nondeductible payment of approximately $585,000 to the IRS. The IRS agreed, among other things, not to assert that the events that were the subject of the Settlement Agreement disqualified the ESOP or gave rise to liability for prohibited transaction excise taxes. The IRS also agreed that the Company may deduct in full the value of the settlement payment to the ESOT and that such payment and the method of allocating it will not adversely affect the tax qualification of the ESOP. Additionally, the Company agreed to resolve related claims with certain ESOP participants by reducing the settlement payment by approximately $59,000 and 59,000 shares of the Company's common stock and tendering such amounts to a court to determine the proper payee or payees.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

 3.1 Articles of Incorporation of the Company incorporated by reference to the Company's Registration Statement on Form 10.
 3.2  Bylaws of the Company, as amended.
 4.1 Rights Agreement dated as of July 28, 1997, incorporated by reference to the Company's Registration Statement on Form
      8-A filed on July 29, 1997.
10.1  Closing Agreement with the Internal Revenue Service.
27.1  Financial Data Schedule

 (b) Reports on Form 8-K.

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          J.C. NICHOLS COMPANY

Date: August 13, 1997                     By:    /s/ MARK A. PETERSON
                                          --------------------------------------
                                          Mark A. Peterson
                                          Vice President, Chief Financial
                                          Officer and Treasurer (Authorized
                                          officer and principal financial
                                          officer of the registrant)