Form 10-Q
period 1997-09-30
J C NICHOLS CO
filed 1997-11-14
CIK 71978

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 0-06181

                            J.C. NICHOLS COMPANY
           (Exact name of registrant as specified in its charter)

                    MISSOURI                               44-0371610
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)
310 WARD PARKWAY, KANSAS CITY, MISSOURI                       64112
(Address of principal executive offices                     (Zip code)

                               (816) 561-3456
            (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ x ] No   [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 31, 1997
                  -----                       -------------------------------
     Common Stock, $0.01 par value                      4,529,357
================================================================================

                              J.C. NICHOLS COMPANY

                      INDEX TO FORM 10-Q FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1997

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

  ITEM 1 FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 1997 and
         December 31, 1996 ............................................                1

         Consolidated Statements of Income for the Nine Months Ended
         September 30, 1997 and September 30, 1996 ....................                2

         Consolidated Statements of Income for the Three Months Ended
         September 30, 1997 and September 30, 1996 ....................                3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1997 and September 30, 1996 ....................                4

         Notes to Unaudited Consolidated Financial Statements .........                5

  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .........................                 7

PART II - OTHER INFORMATION

  ITEM 1 LEGAL PROCEEDINGS ............................................                14

  ITEM 2 CHANGES IN SECURITIES ........................................                15

  ITEM 3 DEFAULTS UPON SENIOR SECURITIES ..............................                15

  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........                 15

  ITEM 5 OTHER INFORMATION ............................................                15

  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K .............................                15

         SIGNATURES ...................................................                16

                        PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,    December 31,
                                                                                     1997             1996
                                                                                 ------------       ------------
                                                                                  (unaudited)
        Assets
Revenue-producing properties ................................................    $162,434,000       $189,011,000
Land and improvement inventories ............................................      15,211,000         27,368,000
Property held for future development ........................................       3,717,000          3,754,000
                                                                                 ------------       ------------
 Total properties ...........................................................     181,362,000        220,133,000

Cash and cash equivalents ...................................................      21,233,000         14,454,000
Temporary investments .......................................................      43,181,000         45,053,000
Accounts receivable .........................................................       1,744,000          2,000,000
Prepaid expenses ............................................................       6,695,000          6,355,000
Notes receivable ............................................................      28,588,000         21,514,000
Investments in real estate partnerships .....................................       1,529,000          2,163,000
Minority interest in consolidated partnerships ..............................       4,509,000          4,431,000
Deferred income taxes .......................................................            -             3,456,000
Other assets, net ...........................................................         629,000            768,000
                                                                                 ------------       ------------
                                                                                 $289,470,000       $320,327,000
                                                                                 ============       ============

        Liabilities and Shareholders' Equity (Deficit)

Mortgage indebtedness .......................................................    $283,826,000       $309,188,000
Notes payable to banks and others ...........................................      12,990,000          2,000,000
Accounts payable and tenants' deposits ......................................       7,094,000          6,633,000
Accrued expenses and other liabilities ......................................      10,562,000          8,020,000
Deferred income taxes .......................................................         981,000               -
Income taxes payable ........................................................       1,532,000         11,525,000
Accrued contribution to Employee Stock Ownership Trust ......................            -            11,050,000
Deferred gains on the sale of property ......................................       2,027,000            517,000
                                                                                 ------------       ------------
                                                                                  319,012,000        348,933,000
                                                                                 ------------       ------------

Shareholders' equity (deficit):
 Common stock, par value $.01 per share;
  10,000,000 shares authorized
  (5,696,744 and 5,016,745 shares issued) ...................................         100,000            100,000
 Additional paid-in capital .................................................      19,369,000          8,319,000
 Retained earnings ..........................................................      96,256,000         80,402,000
                                                                                 ------------       ------------
                                                                                  115,725,000         88,821,000
Less:
 Treasury stock, at cost (1,167,387 and 164,345
  shares of common stock) (note 3) ..........................................     145,267,000        117,427,000
                                                                                 ------------       ------------
   Total shareholders' equity (deficit) .....................................     (29,542,000)       (28,606,000)
Commitments and contingencies ...............................................
                                                                                 ------------       ------------
                                                                                 $289,470,000       $320,327,000
                                                                                 ============       ============


          See accompanying notes to consolidated financial statements.

                             J.C. NICHOLS COMPANY
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------
                                                                       1997             1996
                                                                       ----             ----
Sales and revenues:
 Rents ......................................................     $ 58,806,000       $ 60,938,000
 Property sales .............................................        5,532,000          5,392,000
 Commissions and fees .......................................          807,000          1,015,000
 Dividends and interest .....................................        3,797,000          3,125,000
 Gains on sales of investments and other assets .............           82,000         33,079,000
 Equity in earnings of unconsolidated affiliates ............          715,000            314,000
 Other ......................................................        1,181,000          4,312,000
                                                                  ------------       ------------
                                                                    70,920,000        108,175,000
                                                                  ------------       ------------
Costs and expenses:
 Selling, general and operating expenses ....................       30,791,000         34,311,000
 Cost of property sales .....................................        4,035,000          4,423,000
 Interest ...................................................       17,206,000         17,660,000
 Depreciation and amortization ..............................       10,027,000         10,222,000
                                                                  ------------       ------------
                                                                    62,059,000         66,616,000
                                                                  ------------       ------------

  Income before income taxes ................................        8,861,000         41,559,000
Income tax expense (benefit) ................................       (6,993,000)        15,600,000
                                                                  ------------       ------------
  Net income ................................................     $ 15,854,000       $ 25,959,000
                                                                  ============       ============
Net income per share (note 2) ...............................     $       3.76       $       5.23
                                                                  ============       ============
Average number of shares outstanding (notes 2 and 3) ........        4,212,206          4,968,034
                                                                  ============       ============


          See accompanying notes to consolidated financial statements.

                             J.C. NICHOLS COMPANY
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     ----------------------------------------
                                                                                               1997               1996
                                                                                               ----               ----
Sales and revenues:
 Rents ...........................................................                      $   19,075,000     $   20,788,000
 Property sales ..................................................                           2,246,000          1,103,000
 Commissions and fees ............................................                             338,000            458,000
 Dividends and interest ..........................................                           1,444,000          1,100,000
 Gains (losses) on sales of investments and other assets .........                            (154,000)             7,000
 Equity in earnings of unconsolidated affiliates .................                             543,000             81,000
 Other ...........................................................                             745,000          3,838,000
                                                                                        --------------     --------------
                                                                                            24,237,000         27,375,000
                                                                                        --------------     --------------

Costs and expenses:
 Selling, general and operating expenses .........................                          11,413,000         11,360,000
 Cost of property sales ..........................................                           1,204,000            937,000
 Interest ........................................................                           5,567,000          5,551,000
 Depreciation and amortization ...................................                           3,286,000          3,330,000
                                                                                        --------------     --------------
                                                                                            21,470,000         21,178,000
                                                                                        --------------     --------------

  Income before income taxes .....................................                           2,767,000          6,197,000
Income tax expense (benefit) .....................................                          (9,278,000)         2,375,000
                                                                                        --------------     --------------
  Net income .....................................................                      $   12,045,000     $    3,822,000
                                                                                        ==============     ==============

Net income per share (note 2) ....................................                      $         2.76     $         0.77
                                                                                        ==============     ==============
Average number of shares outstanding (notes 2 and 3) .............                           4,361,720          4,976,575
                                                                                        ==============     ==============


          See accompanying notes to consolidated financial statements.

                             J.C. NICHOLS COMPANY
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------
                                                                                              1997             1996
                                                                                              ----             ----
Operating activities:
 Net income .........................................................................  $    15,854,000     $ 25,959,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of properties ......................................................        9,359,000        9,447,000
    Amortization of deferred costs  .................................................          668,000          775,000
    Deferred income taxes ...........................................................        4,438,000       15,600,000
    Equity in earnings of unconsolidated affiliates  ................................         (715,000)        (314,000)
    Earned stock compensation .......................................................             -           1,085,000
    Gains on sales of investments and other assets ..................................          (82,000)     (33,079,000)
    Changes in:
     Land and improvement inventories  ..............................................        2,272,000        2,760,000
     Accounts receivable ............................................................          203,000        3,193,000
     Prepaid expenses ...............................................................       (1,249,000)         425,000
     Minority interest in consolidated partnerships .................................         (216,000)         (73,000)
     Accounts payable and tenants' deposits .........................................          612,000         (159,000)
     Accrued expenses and other liabilities .........................................        2,655,000        1,821,000
     Income taxes payable ...........................................................       (9,993,000)         (35,000)
     Deferred gain on property sales ................................................          (13,000)          (9,000)
     Other, net  ....................................................................         (497,000)        (773,000)
                                                                                       ---------------     -------------
        Net cash provided by operating activities ...................................       23,296,000       26,623,000
                                                                                       ---------------     -------------

Investing activities:
 Net (increase) decrease in temporary investments ...................................        1,872,000       (32,687,000)
 Payments on notes receivable .......................................................        7,914,000         6,630,000
 Issuance of notes receivable .......................................................       (6,125,000)       (2,919,000)
 Additions to revenue-producing properties ..........................................       (6,429,000)       (5,691,000)
 Proceeds from sales of marketable equity securities ................................             -           38,617,000
 Proceeds from sales of capital assets ..............................................        6,497,000           413,000
 Return of capital from real estate partnerships ....................................        1,360,000           446,000
 Other, net .........................................................................          180,000            (3,000)
                                                                                       ---------------     -------------
        Net cash provided by investing activities ...................................        5,269,000         4,806,000
                                                                                       ---------------     -------------

Financing activities:
 Payments on mortgage indebtedness  .................................................      (21,612,000)      (19,849,000)
 Issuance of mortgage indebtedness  .................................................       14,616,000         6,285,000
 Purchase of treasury stock .........................................................      (12,810,000)           -
 Payments on notes to banks and others  .............................................       (2,000,000)       (3,658,000)
 Capital contributions from minority partners .......................................           20,000            -
                                                                                       ---------------     -------------

        Net cash used in financing activities .......................................      (21,786,000)      (17,222,000)
                                                                                       ---------------     -------------

        Net increase in cash and cash equivalents ...................................        6,779,000        14,207,000

Cash and cash equivalents, beginning of period ......................................       14,454,000         7,209,000
                                                                                       ---------------     -------------
Cash and cash equivalents, end of period ............................................  $    21,233,000     $  21,416,000
                                                                                       ===============     =============
Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of note receivable in exchange for land and improvement inventories ........  $    10,845,000     $      -
Issuance of note payable in exchange for treasury stock .............................  $    12,990,000     $      -
Payment of note receivable in exchange for treasury stock ...........................  $     1,982,000     $      -
Payment of accrued contribution to ESOT by issuance of Company common stock .........  $    11,050,000     $      -
Sale of revenue-producing property in exchange for assumption of
           mortgage indebtedness ....................................................  $    17,566,000     $      -


          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996

(1)   BASIS OF PREPARATION

       The consolidated financial statements of J.C. Nichols Company and subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. The December 31, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997. Certain amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

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

(4)  EMPLOYEE STOCK OWNERSHIP TRUST

      On August 15, 1997, the Company conveyed to the Company's Employee Stock Ownership Trust (ESOT) common stock and cash per an August 1, 1997 agreement with the Internal Revenue Service (IRS). This agreement was a condition to payment of $2,326,000, plus certain accrued interest, and 680,000 shares of common stock (collectively, the "conveyance") to the ESOT pursuant to a settlement agreement dated September 30, 1995 ("Settlement Agreement") between the Company and a class of participants in the Company's Employee Stock
Ownership Plan (ESOP).   The Company also agreed to make a nondeductible
payment of approximately $585,000 to the IRS. The IRS agreed, among other things, not to assert that the events that were the subject of the Settlement Agreement disqualified the ESOP or gave rise to liability for prohibited transaction excise taxes. The IRS also agreed that the Company may deduct in full the value of the settlement payment to the ESOT and that such payment and method of allocating it will not adversely affect the tax qualification of the ESOP. Additionally, the Company agreed to resolve related claims with certain ESOP participants by reducing the settlement payment by approximately $58,000 and 59,413 shares of the Company's common stock and tendering such amounts to a court to determine the proper payee or payees.


                                                                     (Continued)

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996

(4)  EMPLOYEE STOCK OWNERSHIP TRUST - CONTINUED

      During 1995, the Company accrued an expense of $11,050,000 representing the estimated value of the 680,000 shares of the Company's common stock at the date the Company agreed to the conveyance obligation. The Company also previously recorded a $2,000,000 note payable, plus accrued interest, and a $326,000 accrued expense in accordance with the Settlement Agreement. Accordingly, the actual conveyance of cash and stock resulted in a decrease in liabilities of $13,376,000, plus certain accrued interest, and a decrease in stockholders' deficit of $11,050,000. In addition, based on prices established by recent market trades of the Company's common stock, the conveyance also created additional net income tax benefit of approximately $10,316,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL BACKGROUND

The following is a discussion of the historical operating results of the Company. The discussion should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


                             RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         SUMMARY. Net income decreased by $10.1 million from $26.0 million for the nine months ended September 30, 1996 to $15.9 million for the nine months ended September 30, 1997, primarily as a result of the absence of gains from disposition of the Company's marketable equity securities portfolio and the absence of certain other income for the nine months ended September 30, 1997. This reduction was partially offset by increased income from the lease-up of two office buildings, increased profit on property sales (due primarily to a change in accounting method), lower selling, general, and operating expenses, higher interest income, lower interest expense and lower income tax expense for the nine months ended September 30, 1997.

         RENTS. Rental income decreased by $2.1 million from $60.9 million for the nine months ended September 30, 1996 to $58.8 million for the nine months ended September 30, 1997, primarily due to the absence of $3.0 million in rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco (as the underlying lease expired in the third quarter of 1996), a $392,000 decrease in income related to four properties sold (three in the third quarter of 1997 and one in the fourth quarter of 1996) and $200,000 of certain nonrecurring items. These decreases were offset by an increase in rental income of $1.2 million related to two of the Company's office buildings that were substantially vacant during the first half of 1996 while the Company made significant tenant improvements for new tenants that are now leasing all of the vacant space in those buildings. The remainder of the $292,000 increase is due primarily to improved rents in the Company's office, retail, and apartment properties.

         PROPERTY SALES. Property sales primarily represent sales of residential lots in subdivisions developed by the Company, sales of condominiums in the Alameda Towers project, and sales of villas in the Corinth Place Villas project. The Company had only two villas remaining to be sold as of September 30, 1997. Property sales increased by $140,000 (2.6%) from $5.4 million for the nine months ended September 30, 1996 to $5.5 million for the nine months ended September 30, 1997 and included lot sales of $3.2 million (including $1.2 million that was recognized pursuant to the Company's change in accounting method from recording lot sales on an "as closed" basis to recording lot sales on an "as sold" basis), condominium sales of $2.2 million, and villa
sales of $169,000.   Property sales of $5.4 million for the nine months ended
September 30, 1996 included lot sales of $1.7 million ($1.9 million using an "as sold" basis), condominium sales of $2.9 million and villa sales of $776,000.

         DIVIDENDS AND INTEREST INCOME. Dividends were received on the marketable equity securities that were held for investment purposes prior to March 31, 1996. Interest income is received on the Company's cash balances held in banks and on notes receivable. Interest income fluctuates with interest rates, the level of the Company's excess cash, and the level of notes receivable. Dividends and interest income increased $672,000 (21.5%) from $3.1 million for the nine months ended September 30, 1996 to $3.8 million for the nine months ended September 30, 1997. This increase is primarily due to the higher average balances of cash and notes receivable outstanding during the nine months ended September 30, 1997.

         GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. Gains on sales of investments and other assets represent gains associated with the sales of revenue-producing properties, property held for future development, marketable equity securities, and other assets used in the business. These gains fluctuate with the volume of asset dispositions and the magnitude of the difference between sales proceeds and carrying value. In the first quarter of 1996, the Company liquidated its entire investment in marketable equity securities for $38.6 million, recognizing a pre-tax gain of $33.0 million.

         EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES. Equity in earnings of unconsolidated subsidiaries represents the Company's proportionate share of earnings of subsidiaries in which the Company's ownership is 50% or less. This amount increased by $401,000 from $314,000 for the nine months ended September 30, 1996 to $715,000 for the nine months ended September 30, 1997 primarily due to income to the Company of $214,000 from the sale of a pad site by one of the Company's unconsolidated Iowa subsidiaries.

         OTHER.   Other represents miscellaneous income of the Company.  Other income decreased by $3.1 million from $4.3 million for the for the nine months ended September 30, 1996 to $1.2 million for the nine months ended September 30, 1997. This decrease resulted primarily from a $4.6 million payment recognized as income in 1996 pursuant to a Resolution Agreement with the Company's prior auditor, reduced by legal expenses and a reserve for potential subrogation claims totaling $1.4 million. In addition, the Company received approximately $389,000 and $378,000 in 1997 and 1996, respectively, as a result of a claim it filed in the National Gypsum bankruptcy proceeding now pending in the United States Bankruptcy Court.

         SELLING, GENERAL AND OPERATING EXPENSES. Selling, general, and operating expenses (S,G, & O) represent the expenses directly associated with operating the Company's real estate assets and expenses that are considered to be overhead. These expenses decreased by $3.5 million (10.3%) from $34.3 million for the nine months ended September 30, 1996 to $30.8 million for the nine months ended September 30, 1997, principally due to the absence of $1.2 million of costs to secure a new management team and the absence of $2.8 million in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease. Certain S, G, & O expenses related to the sale of four properties (See Rents) decreased by $59,000. In addition, certain S, G, & O expenses of a non-recurring nature decreased by $219,000. The remaining $778,000 increase is due primarily to the recording of $720,000 in severance expense to outsource certain functions.

         COST OF PROPERTY SALES. Cost of property sales represents the Company's cost basis in residential lots, condominium units, and villas sold during the year. The cost of property sales is a function of the number of lots, condominium units, and villas sold and their underlying cost basis. Cost of property sales decreased by $388,000 (8.8%) from $4.4 million for the nine months ended September 30, 1996 to $4.0 million for the nine months ended September 30, 1997 and included lot cost of sales of $1.9 million (including $696,000 that was recognized pursuant to the Company's change in accounting method from recording sales on an "as closed" basis to recording sales on an "as sold" basis), condominium cost of sales of $2.0 million and villa cost of sales of $154,000. Cost of property sales for the nine months ended September 30, 1996 included lot cost of sales of $1.1 million (also $1.1 million on the "as sold" basis of recording lot sales), condominium cost of sales of $2.6 million and villa cost of sales of $772,000. The gross margin percentage on lot sales was 41.6% for the nine months ended September 30, 1997 as compared to
37.2% for the nine months ended September 30, 1996.   The increase in gross
margin percentage on lot sales for the nine months ended September 30, 1997 resulted from a change in sales mix, as sales for this period contained a larger percentage of sales from higher margin subdivisions. The gross margin percentage on condominium sales was 7.2% for the nine months ended September 30, 1997, as compared to 11.1% for the nine months ended September 30, 1996. The decrease in gross margin percentage on condominium sales for the nine months ended September 30, 1997 resulted from the Company incurring greater finishing costs on condominium sales for the nine months ended September 30, 1997 than for the nine months ended September 30, 1996.

         INTEREST EXPENSE. Fluctuations in interest expense occur due to the level of the Company's interest bearing indebtedness and the effect changes in interest rates have on the Company's variable rate indebtedness. Interest expense declined by $454,000 (2.6%) from $17.7 million for the nine months ended September 30, 1996 to $17.2 million for the nine months ended September 30, 1997 primarily due to the lower average balance of outstanding indebtedness during the nine months ended September 30, 1997.

         INCOME TAX EXPENSE (BENEFIT).   The $22.6 million change in income tax
expense (benefit) from the $15.6 million expense for the nine months ended September 30, 1996 to the income tax benefit of $7.0 million for the nine months ended September 30, 1997 is due primarily to the decrease in income tax expense from operations of $12.3 million and the recording of a net $10.3 million income tax benefit relating to the contribution of shares of common stock to the Company's Employee Stock Ownership Trust and to the Court (see
Part II, Item 1, "Legal Proceedings") pursuant to the Settlement Agreement.
The value of the shares at the August 1997 date of conveyance was substantially higher than the value of those shares which was accrued at the Settlement Agreement date in 1995. The higher value is deductible for income tax purposes.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         SUMMARY.   Net income increased by $8.2 million from $3.8 million for the three months ended September 30, 1996 to $12.0 million for the three months ended September 30, 1997, primarily as a result of increased equity in earnings of unconsolidated affiliates, increased profit on property sales (due primarily to a change in accounting method) and lower income tax expense for the three months ended September 30, 1997. These increases were partially offset by the absence of certain other income for the three months ended September 30, 1997.

         RENTS. Rental income decreased by $1.7 million from $20.8 million for the three months ended September 30, 1996 to $19.1 million for the three months ended September 30, 1997 primarily due to the absence of $1.2 million in rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco (as the underlying lease expired in the third quarter of 1996) and a $436,000 decrease in income related to four properties sold (three in the third quarter of 1997 and one in the fourth quarter of 1996).

         PROPERTY SALES. Property sales increased by $1.1 million (103.6%) from $1.1 million for the three months ended September 30, 1996 to $2.2 million for the three months ended September 30, 1997 and included lot sales of $1.8 million (including $1.1 million that was recognized pursuant to the Company's change in accounting method from recording sales on an "as closed" basis to recording sales on an "as sold" basis) and condominium sales of $400,000. Property sales of $1.1 million for the three months ended September 30, 1996 included lot sales of $635,000 ($652,000 using an "as sold" basis), condominium sales of $325,000 and villa sales of $143,000.

         DIVIDENDS AND INTEREST INCOME. Dividends and interest increased $344,000 (31.3%) from $1.1 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. This increase is primarily due to the higher average balances of cash and notes receivable outstanding during the three months ended September 30, 1997.

         EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES. Equity in earnings of unconsolidated subsidiaries increased by $462,000 from $81,000 for the three months ended September 30, 1996 to $543,000 for the three months ended September 30, 1997 primarily due to income to the Company of $214,000 from the sale of a pad site by one of the Company's unconsolidated Iowa subsidiaries.

         OTHER.   Other income decreased by $3.1 million from $3.8 million for the three months ended September 30, 1996 to $745,000 for the three months ended September 30, 1997. This decrease resulted primarily from a $4.6 million payment recognized as income in 1996 pursuant to a Resolution Agreement with the Company's prior auditor, reduced by legal expenses and a reserve for potential subrogation claims totaling $1.4 million. In addition, the Company received approximately $389,000 and $378,000 in 1997 and 1996, respectively, as a result of a claim it filed in the National Gypsum bankruptcy proceeding now pending in the United States Bankruptcy Court.

         SELLING, GENERAL AND OPERATING EXPENSES.   S, G & O increased by
$53,000 (0.5%) from $11.36 million for the three months ended September 30, 1996 to $11.41 million for the three months ended September 30, 1997, principally due to the absence of $1.06 million in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease. Certain S, G, & O expenses related to the sale of four properties (See Rents) decreased by $87,000. The remaining $1.2 million increase is due primarily to the recording of $720,000 in severance expense to outsource certain functions and a $370,000 increase in property operating expenses.

         COST OF PROPERTY SALES. Cost of property sales increased by $267,000 (28.5%) from $937,000 for the three months ended September 30, 1996 to $1.2 million for the three months ended September 30, 1997 and included lot cost of sales of $992,000 (including $608,000 that was recognized pursuant to the Company's change in accounting method from recording sales on an "as closed" basis to recording sales on an "as sold" basis), condominium cost of sales of $212,000 and no villa cost of sales. The cost of lot sales for the three months ended September 30, 1996 included lot cost of sales of $442,000 ($394,000 on the "as sold" basis of recording lot sales), condominium cost of sales of $330,000 and villa cost of sales of $165,000. The gross margin percentage on lot sales was 45.6% for the three months ended September 30, 1997 as compared
to 30.5% for the three months ended September 30, 1996.   The gross margin
percentage on condominium sales was 49.9% for the three months ended September 30, 1997, as compared to (1.6)% for the three months ended September 30, 1996. The increase in gross margin percentage on lot sales for the three months ended September 30, 1997 resulted from a change in sales mix, as sales for this period contained a larger percentage of sales from higher margin subdivisions. The increase in gross margin percentage on condominium sales for the three months ended September 30, 1997 resulted from the Company incurring lower finishing costs on condominium sales for the three months ended September 30, 1997 than for the three months ended September 30, 1996.

         INCOME TAX EXPENSE (BENEFIT).   The $11.7 million change in income tax
expense (benefit) from the $2.4 million expense for the three months ended September 30, 1996 to the income tax benefit of $9.3 million for the three months ended September 30, 1997 is due primarily to the decrease in income tax expense from operations of $1.4 million and the recording of a net $10.3 million income tax benefit relating to the contribution of shares of common stock to the Company's Employee Stock Ownership Trust and to the Court (see
Part II, Item 1, "Legal Proceedings") pursuant to the Settlement Agreement.
The value of the shares at the August 1997 date of conveyance was substantially higher than the value of the shares which was accrued at the Settlement Agreement date in 1995. The higher value is deductible for income tax purposes.

                        LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities, permanent mortgage financing, and short term notes payable to banks represent the Company's primary sources of liquidity to fund recurring capital costs associated with renewing leases and renovating the Company's properties, payments on the Company's outstanding indebtedness, and distributions to shareholders. The Company has a $10 million unsecured line of credit with Commerce Bank, N.A. (Kansas City, Missouri) bearing interest at the prime rate. At September 30, 1997, there were no outstanding borrowings on this line of credit.

         Management anticipates that cash generated before debt payments and capital expenditures, together with the bank line of credit, will provide adequate liquidity to conduct the Company's operations, fund its recurring capital costs and interest expense, and permit normal amortization payments on outstanding indebtedness.

         On January 29, 1997, the Company purchased all outstanding shares of the Company owned beneficially and of record by AHI Metnall L.P. ("AHI"). The Company paid consideration of $27.25 per share, or a total of $25.9 million for the 948,880 shares of the Company's common stock owned by AHI. At the closing, the Company delivered to AHI $12.8 million in cash (which included approximately $39,000 of interest) and executed a promissory note in the amount of $13.0 million (which reflected a $57,500 reduction for certain expenses), bearing interest at a rate of eight percent (8%) per annum with interest only payable quarterly. The promissory note is secured by the pledge of a mortgage receivable and real property, and is due on January 29, 1999.
The purchase by the Company of such stock decreased the number of outstanding shares of common stock of the Company from 4,852,400 to 3,903,520 shares. The number of outstanding shares of common stock of the Company was further reduced to 3,849,358 in January 1997 when the Employee Stock Ownership Trust transferred 54,162 shares to the Company in repayment of a loan from the Company of approximately $2.0 million and then the number outstanding was increased to 4,529,357 in August 1997 when the Company conveyed 679,999 shares of common stock to the ESOT and to the Court (See Part II, Item 1, "Legal Proceedings") pursuant to the Settlement Agreement (one share was converted to cash).

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net cash provided by operating activities decreased by $3.3 million from $26.6 million for the nine months ended September 30, 1996 to $23.3 million for the nine months ended September 30, 1997. The primary reasons for such increase are discussed above under "Results of Operations."

         Net cash flows provided by investing activities increased by $463,000 from $4.8 million for the nine months ended September 30, 1996 to $5.3 million for the nine months ended September 30, 1997. The $5.3 million in net cash flows provided by investing activities for the nine months ended September 30, 1997 was principally a result of decreasing temporary investments $1.9 million, receiving $7.9 million in payments on notes receivable, receiving $6.5 million from the sale of capital assets and receiving a $1.4 million return of capital from real estate partnerships. These receipts were partially offset by investments of $6.4 million for additions to revenue-producing properties and issuance of an additional $6.1 million of notes receivable. For the nine months ended September 30, 1996, the Company's net cash provided by investing activities of $4.8 million was principally a result of the receipt of $6.6 million of payments on notes receivable, proceeds from the sale of marketable equity securities of $38.6 million, the receipt of $413,000 from the sales of capital assets and the receipt of $446,000 in return of capital from real estate partnerships. These receipts were substantially offset by a net increase in temporary investments of $32.7 million, the issuance of an additional $2.9 million of notes receivable and investments of $5.7 million for additions to revenue-producing properties.

         Net cash used by financing activities increased by $4.6 million from $17.2 million for the nine months ended September 30, 1996 to $21.8 million for the nine months ended September 30, 1997. The $21.8 million of net cash used by financing activities for the nine months ended September 30, 1997 was principally a result of the $12.8 million cash portion of the purchase price paid in acquiring 948,880 shares of the Company's stock and from a net reduction of mortgage and notes payable indebtedness of $9.0 million. For the nine months ended September 30, 1996, the Company's net cash used in financing activities of $17.2 million resulted from a net reduction of mortgage and notes payable indebtedness.

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

                                                                                       EBITDA
                                                                                       $(000)
                                                                             -------------------------
                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             -------------------------
                                                                              1997              1996
                                                                              -----             ----
NET INCOME................................................................       15,854       $  25,959
ADJUSTMENTS TO RECONCILE NET INCOME TO EBITDA:
   Interest and dividend income...........................................       (3,797)         (3,125)
   Interest expense.......................................................       17,206          17,660
   Income tax expense (benefit)...........................................       (6,993)         15,600
   Depreciation and amortization..........................................       10,027          10,222
   Gains on sales of  investments and other assets........................          (82)        (33,079)
   Minority interest portion of add-backs.................................       (2,016)         (2,137)
   Unconsolidated subsidiaries' portion of add-backs......................        3,035           2,870
                                                                            -----------       ---------
EBITDA....................................................................  $    33,234       $  33,970
                                                                            ===========       =========

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


                                                                                 ADJUSTED EBITDA
                                                                                     $(000)
                                                                               -------------------
                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               -------------------
                                                                                 1997           1996
                                                                                 ----           ----
EBITDA...................................................................      $  33,234      $  33,970

NON-RECURRING ITEMS:
   Costs of securing new management (including stock options)............           -             1,228
   Income from resolution of claims......................................           (389)        (3,578)
   Subdivision lots, change in accounting method.........................           (504)           (99)
   Severance costs.......................................................            720            -
   Professional fees.....................................................            200            -
   Other, net............................................................           (419)           (25)
                                                                               ---------      ---------
ADJUSTED EBITDA..........................................................      $  32,842      $  31,496
                                                                               =========      =========

   The above adjusted EBITDA amounts illustrate the Company's EBITDA if certain non-recurring items had been eliminated from the Company's statements of income. These amounts are not necessarily indicative of future performance. However, management does believe that, when read in conjunction with the Company's consolidated financial statements, they assist the reader in better understanding the Company's underlying business operations. The adjustments made to arrive at adjusted EBITDA are explained as follows: "Costs of securing new management (including stock options)" reflects the expense to the Company for the nine months ended September 30, 1996 of obtaining the new members of its senior management. "Income from resolution of claims" for the nine months ended September 30, 1997 reflects the income received from claims from the National Gypsum bankruptcy proceeding. "Income from resolution of claims" for the nine months ended September 30,

1996 reflects the income received from the Company's prior auditor and claims from the National Gypsum bankruptcy proceeding. "Subdivision lots, change in accounting method" for the nine months ended September 30, 1997 and 1996 reflects the change in gross margin on residential lot sales resulting from the Company's change in accounting method from recording sales on an "as closed" basis to recording sales on an "as sold" basis. "Severance costs" reflects the expense to the Company for the nine months ended September 30, 1997 of outsourcing certain functions. "Professional fees" reflects the expense to the Company for the nine months ended September 30, 1997 of certain non-recurring consulting expenses. "Other, net" for the nine months ended September 30, 1997 and 1996 reflects the net of other less significant, non-recurring adjustments.

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

PART II - OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

   On September 2, 1997, the Company filed a Complaint for Interpleader and Declaratory Relief in the United States District Court for the Western District of Missouri. The Interpleader portion of the complaint seeks the adjudication of competing interests in 59,413 shares of the Company's common stock and $58,064 in cash, plus interest, that was in the possession of the Company by virtue of the Mutual Release and Settlement Agreement dated as of June 30, 1995 ("Settlement Agreement") entered into by the Company pursuant to the consolidated litigation entitled Medina, et al. v. McCarthy, et al. ("Medina") filed in the United States District Court for the Western District of Missouri ("Court"). The Company has asked the Court to resolve the disagreement among various parties as to whether, pursuant to the Settlement Agreement, the stock and cash should be paid by the Company directly to the Company's Employee Stock Ownership Trust or to the nine individual defendants named in the Interpleader action.

    In the same action, the Company also is seeking a ruling of the Court regarding whether or not the Settlement Agreement requires that the vesting provisions of the Company's Employee Stock Ownership Plan documents be amended to provide that the Medina plaintiff class members be 100% vested in the stock and money allocated in their ESOP accounts pursuant to the Settlement Agreement. The Company named as defendants in this proceeding certain ESOP participants who raised an issue as to vesting of the Settlement Agreement proceeds. The Company is seeking certification of a defendant sub-class consisting of those members of the Medina plaintiff class who are not 100% vested in the Company's ESOP.


    In response to such Interpleader action, various defendants in the Interpleader and Declaratory Relief Action and the original Medina litigation have filed motions to enforce the Settlement Agreement. On October 3, 1997, a group of former Company employees who were not 100% vested in the ESOP at the time their employment was terminated (the "Van Butsel Group") filed a motion to enforce the Settlement Agreement. In such motion, the Van Butsel Group has requested that the Court hold that all class members are fully vested in their share of the settlement proceeds.

         The Company's former chief executive officer and his daughter have also filed a Motion to enforce the Settlement Agreement and requested that the portion of the shares and cash paid by the Company into the Court Registry that they claim is allocable to them, be allocated to them in the Company's Employee Stock Ownership Plan.

         Four other ESOP plan participants have filed a separate Motion to Interpret and Enforce the Settlement Agreement and for Preliminary Injunction (the "Participant Motion"). The relief sought by the Participant Motion includes: (i) a request that the Court order the Company to cause an interim appraisal in order to allocate and distribute stock to eligible ESOP participants in a manner not provided by the Company ESOP's plan documents at the time of such motion; (ii) an order enjoining the Company from applying the provisions of the Company's shareholder rights plan to a sale by the ESOT Trustee of its stock in the Company to one party; (iii) an order requiring the 59,413 shares and the $58,064 plus accrued interest paid by the Company into the Registry of the Court be paid into the ESOT Trust and allocated only to certain ESOP beneficiaries; (iv) an order enjoining the operation of the terms of the ESOP plan documents which provide that upon the listing by the Company on an established securities exchange that the Company will no longer have the obligation to pay cash to ESOP participants in exchange for the Company stock they may receive from an ESOT distribution.

         On August 6, 1997, the Company received approximately $389,000 on its $3 million proof of claim filed in the National Gypsum Bankruptcy proceeding pending in the United States Bankruptcy Court, Northern District of Texas.
The Company anticipates receiving one additional payment in the approximate amount of $400,000 in August 1998.

ITEM 2           CHANGES IN SECURITIES

         On July 23, 1997, the Company granted to four officers of the Company, not including the Company's President and Chief Executive Officer, Mr. Barrett Brady, options to purchase a total of 27,500 shares of the Company's common stock pursuant to the terms of the Company's 1996 Employee Stock Option Plan. The grant of the options was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. All of the options have an exercise price of $30.00 per share. On December 31, 1997, the options will be 20% vested, and on December 31, 1998 and December 31, 1999, the options will vest an additional 35% and 45%, respectively.

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


ITEM 3           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5            OTHER INFORMATION

         On August 15, 1997, the Company paid to the Company's Employee Stock Ownership Trust and to the Court (see Item 1, "Legal Proceedings") 679,999 shares of the Company's common stock and $2,326,000, plus certain accrued interest. This payment was made pursuant to the Settlement Agreement dated June 30, 1995 among the Company, a class of participants in the Company's Employee Stock Ownership Plan, and a number of other parties. The Settlement Agreement and the litigation giving rise to the Settlement Agreement are more particularly described in the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997. A description of the agreement entered into by the Company and the Internal Revenue Service on August 1, 1997, relating to the Settlement Agreement is contained in the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997.

         The Company applied in late 1996 for the listing of the Company's common stock on the Nasdaq SmallCap Market. The Company subsequently was notified that it had received conditional approval for listing, and that the Company would need to cause the listing to become effective within six months from the date of the application. Following an extension of this six-month deadline, the Company was notified on October 21, 1997, that its application to list the Company's common stock on the Nasdaq SmallCap Market had been closed. This action does not preclude the Company from applying in the future for the listing of its securities. There are currently no facts or circumstances that would prevent the Company from successfully obtaining approval for such listing.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.1 Financial Data Schedule

         (b)     Reports on Form 8-K.

                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J.C. NICHOLS COMPANY

Date:  November 12, 1997                By:  /s/ MARK A. PETERSON
                                           ------------------------------------
                                        Mark A. Peterson
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Authorized officer and principal
                                        financial officer of the registrant)