Form 10-K405
period 1997-12-31
J C NICHOLS CO
filed 1998-03-31
CIK 71978

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________
  TO____________________

COMMISSION FILE NUMBER: 0-06181

                              J.C. NICHOLS COMPANY
             (Exact name of registrant as specified in its charter)

                  MISSOURI                                      44-0371610
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

   310 WARD PARKWAY, KANSAS CITY, MISSOURI                         64112
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (816) 561-3456

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(G) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
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

Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant (2,164,307 shares) as of March 16, 1998 was $140.7 million, based on actual trading data from March 16, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value, outstanding as of March 16, 1998: 4,542,509 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders, are incorporated by reference into Part III.
================================================================================

                                     INDEX

ITEM 1.     BUSINESS....................................................      1
ITEM 2.     PROPERTIES..................................................      5
ITEM 3.     LEGAL PROCEEDINGS...........................................     11
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     14
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................     14
ITEM 6.     SELECTED FINANCIAL DATA.....................................     16
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................     17
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     26
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................     61
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     61
ITEM 11.    EXECUTIVE COMPENSATION......................................     61
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................     61
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     61
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................     62

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that are subject to future risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements contained herein. Accordingly, the Company hereby identifies the following important factors, among other things, that could cause actual results to differ materially from those projected by the Company in the forward looking statements: (i) changes from the Company's anticipated levels of rental income or property-related expenses, whether due to future national or regional economic and competitive conditions; (ii) an adverse trend in the real estate markets in which the Company owns properties; (iii) lack of success of any of the Company's developments, whether due to construction costs exceeding Management's estimates or unexpected delays in the completion of development projects; (iv) lack of tenant acceptance of the properties of the Company; (v) unexpected changes in tax rates or interest rates; (vi) incorrect assessments of (or changes in) the environmental condition of the Company's properties; and (vii) loss of key executives. The forward-looking statements do not take into consideration the pending transaction with Highwoods Properties, Inc. described in this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

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

     JCN is best known for its development, ownership, and management of the Country Club Plaza area (the "Plaza") of Kansas City, a prestigious shopping, entertainment and office district containing approximately 1,100,000 square feet of retail space (including basement space) and approximately 940,000 square feet of office space. The Plaza is surrounded principally by single family residences, condominiums and upscale apartments, many of which are owned by JCN. The Plaza is generally regarded as the oldest major suburban shopping center in the United States.

     At December 31, 1997, JCN and its consolidated subsidiaries owned 16 retail centers consisting of approximately 2,500,000 square feet of retail space (including basement space) occupied by approximately 400 tenants, 14 apartment communities (including a majority interest in a partnership owning a Des Moines, Iowa area apartment complex) representing approximately 2,300 units, 31 office properties (including majority interests in partnerships owning seven Des Moines, Iowa area office buildings) consisting of approximately 1,462,000 square feet of space occupied by over 500 tenants, two industrial and warehouse properties consisting of approximately 337,000 square feet of space occupied by 48 tenants, three residential developments containing 169 lots available for sale, and over 1,000 acres available for residential and commercial development, as well as complete or partial ownership in several other minor properties. JCN also owns six unsold units in its Alameda Towers condominium project.

     JCN also owns an equity interest in eleven active entities whose holdings are not consolidated with the financial statements of JCN. The largest of these holdings are JCN's approximately 50% interest in six partnerships which own properties in the Des Moines, Iowa area. At December 31, 1997, these partnerships owned fifteen buildings consisting of 936,000 square feet of offices, 200,000 square feet of industrial space, 26 acres currently under development or ground lease, and approximately 80 acres to be developed. The 80 acres are located in four separate developments in the Des Moines, Iowa area. Of the 80 acres, 34 acres are planned for additional industrial buildings in two industrial parks, 8 acres are planned for office development upon the exercise of an option by the sole tenant of the adjacent office building, and 38 acres are planned for development as an office complex with related retail development. Approximately 52,400 square feet of speculative office space in the Des Moines, Iowa area was started and completed in 1997 and the entire building was leased to a single tenant. In addition, in 1997, approximately 60,000 square feet of speculative office space in the Des Moines, Iowa area was started and substantially completed and is expected to be fully leased up during 1998. Also in process in the Des Moines, Iowa area is the construction of a 160,000 square foot industrial building and a 35,000 square foot retail center. Additional speculative industrial space will be constructed in 1998 when the 160,000 square foot building is substantially leased. There are also plans to construct approximately 47,000 square feet of speculative office space during 1998 in the Des Moines, Iowa area and when it is significantly leased, additional speculative office space will be constructed. In addition to the Des Moines, Iowa area properties, one of JCN's eleven unconsolidated affiliates is a 40% interest in J.C. Nichols Real Estate, a residential sales and brokerage business in Kansas City. J.C. Nichols Real Estate also has an interest in an entity which owns a mortgage origination company.

BUSINESS STRATEGY

     Management strives to increase the equity value of the Company's income producing portfolio by increasing the net operating income from existing properties, increasing the number of properties in its portfolio, and by reducing the amount of debt associated with its existing properties. The number of properties in the Company's portfolio is expected to increase by both the acquisition and development of revenue-producing properties, as well as by the acquisition of land for development and resale principally in the Midwest, and predominately in the Kansas City metropolitan area.

     Management believes the Company's strategy of enhancing its existing portfolio of properties and focusing initially on acquisitions and developments in Kansas City and surrounding markets allows the Company to best capitalize on its reputation for quality and its employees' in-depth knowledge and experience in those markets. Management also believes that by developing, owning, and managing a diverse portfolio of properties in a relatively small geographic area, it can better control the overall character of the Company's developments and thus create greater value.

RECENT DEVELOPMENTS

     In August of 1997, the Company announced the outsourcing of its Kansas City area apartment management function. Previously, the Company's employees had provided leasing and management services for all Kansas City area apartment properties owned by the Company. These functions are now performed by RAM Partners, Inc., an affiliate of Post Properties, Inc. The Company believes that this strategic decision will result in improved operating efficiency and profitability.

     In November of 1997, the Company announced an agreement with Kessinger/Hunter and Company, Inc. ("Kessinger/Hunter"), a long-standing Kansas City real estate brokerage, management and development firm, to form a limited liability company ("LLC") in which JCN would initially own a 30% interest. The LLC will provide services to previous Kessinger/Hunter clients, as well as management and leasing for JCN's Kansas City area portfolio of office, industrial, and retail centers, exclusive of the Plaza. The acquisition provides JCN an immediate platform from which to grow its management, leasing, and brokerage services to third party property owners and investors.

     JCN's comprehensive Plaza redevelopment plan continues to progress. The projects covered by this plan will be supplemented by tax increment financing. JCN has begun construction on Valencia Place, a project containing approximately 270,000 square feet of Class A office space and 80,000 square feet of retail space. JCN has preleased approximately 100,000 square feet of the office space. JCN has also begun construction to re-position Seville Square on the Plaza. The new Seville Square will be anchored by a 70,000 square foot theater complex with 15 screens. Plans for JCN's upscale 350 unit Plaza area apartment community continue to progress and construction is expected to begin in 1998.

     On December 23, 1997, JCN announced it had signed a definitive agreement with Highwoods Properties, Inc., a Raleigh, North Carolina-based real estate investment trust ("Highwoods") and a wholly-owned subsidiary of Highwoods for the merger of JCN into that Highwoods subsidiary. Highwoods is a fully-integrated, self-administered real estate investment trust that provides leasing, management, development, construction and other tenant-related services for its properties and for third parties. The agreement, which is subject to a number of conditions, including approval by two-thirds of the shareholders of JCN, provides to JCN shareholders the opportunity to elect to receive 1.84 Highwoods shares or $65 in cash for each share of JCN common stock. Highwoods may limit the amount of its stock issued to JCN shareholders to no more than 75% of the total consideration. The cash payment to JCN shareholders cannot exceed 40% of the total consideration. Management believes that the proposed strategic transaction permits achievement of the long-term growth plans of JCN by providing access to the financial resources and management expertise of one of the largest and most successful REITs in the country. Management of JCN will deliver to its shareholders additional information about the proposed merger in the Proxy/Prospectus to be distributed in advance of the special meeting of shareholders expected to be called in the second quarter of 1998 to approve such transaction.

COMPETITION

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

     The Company's apartment properties compete with numerous other apartment properties within the same market area. Those other apartment properties could have a material effect on the rental rates charged by the Company, as well as the Company's ability to rent its apartment properties.

     JCN competes directly with developers and other buyers in the acquisition of development sites for retail, office, and apartment development and for financing sources.

     With respect to all of its real estate operations, the Company competes for tenants and property acquisitions with others who may have greater resources than the Company and whose management may have more experience in operating and acquiring properties than the Company's management.

REGULATION AND LEGISLATION

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

     The federal government and the states in which JCN operates have adopted handicapped facilities and energy laws and regulations impacting the use and development of real estate. These laws and regulations may operate to reduce the number, attractiveness, and investment potential of properties and developments available to JCN. JCN has reviewed the properties it owns or in which it has an interest to determine the extent and amount of capital expenditures necessary to comply with the aforementioned laws and regulations. These expenditures, which will be incurred by the Company over the course of the next several years as modifications to such properties are undertaken, are not expected to be material in any single year.

GENERAL CONDITIONS

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

RELIANCE ON CUSTOMERS OR TENANTS

     None of JCN's business segments depends upon a sole customer or tenant or a few customers or tenants, the loss of which would materially adversely affect the business or financial condition of JCN. No single customer or tenant accounts for 5% or more of the consolidated revenues of JCN.

EMPLOYEES

     JCN and consolidated subsidiaries directly employed 159 full or part-time employees as of December 31, 1997 as compared to 300 at December 31, 1996. The decrease is primarily a result of outsourcing the management and leasing functions for the Company's Kansas City area apartment properties and the agreement with Kessinger/Hunter in which the newly created LLC will perform the management and leasing functions for the Company's Kansas City area portfolio of office, industrial, and retail centers, exclusive of the Plaza.

ITEM 2. PROPERTIES

                                                                                                                PERCENT
                             OWNERSHIP  COMPANY'S        YEAR       YEAR     LAND AREA        RENTABLE         LEASED AT
       NAME/LOCATION         INTEREST   OWNERSHIP      DEVELOPED  ACQUIRED    (ACRES)       AREA (SQ. FT)      12/31/97
       -------------         ---------  ---------      ---------  --------   ---------      -------------      ---------
RETAIL
KANSAS CITY, MISSOURI
  Country Club Plaza
  (Retail only, includes
  basement space)
    Millcreek Block........     Fee        100%          1920     1906-1910     0.971           51,114             78%
    Triangle Block.........     Fee        100           1925     1906-1910     0.435           25,634            100
    Balcony Block..........     Fee        100           1925     1906-1910     1.068           38,571            100
    Macy Building..........     Fee        100           1926     1906-1910     0.555           71,365            100
    Esplanade Block........     Fee        100           1928     1906-1910     1.838          145,694            100
    Plaza Central..........     Fee        100           1958     1906-1910     1.478            9,653             88
    Theatre Block..........     Fee        100           1928     1906-1910     1.223           99,699             87
    Swanson Block..........     Fee        100           1967     1906-1910     1.373           78,020            100
    Halls Building.........     Fee        100           1964     1906-1910     1.346           73,680            100
    Nichols Block..........     Fee        100           1930     1906-1910     1.161           59,085            100
    Time Block.............     Fee        100           1929     1906-1910     2.859          249,844            100
    48th & Penn............     Fee        100           1948     1906-1910     0.560           37,654             76
    Seville Shops West.....     Fee        100           1980     1906-1910     2.972           19,517            100
    Plaza Savings South....     Fee        100           1948     1906-1910     0.853           39,967            100
    Court of the
      Penguins.............     Fee        100           1945       1975        0.678           28,707             92
    Seville Square.........     Fee        100           1945       1975        0.832           90,838             36
  Colonial Shops...........     Fee        100           1907       1907        0.517           14,160            100
  Crestwood Shops..........     Fee        100           1932       1923        1.079           20,261            100
  Brookside Shops (Retail
    Only)..................     Fee        100           1919       1920       10.000          159,254            100
  Romanelli Shops..........     Fee        100           1925       1925        1.500           24,360             98
  Red Bridge Shops (Retail
    Only)..................     Fee        100           1959       1959       21.592          153,015             97
  Romanelli Annex (Retail
    Only)..................     Fee        100           1963       1993        1.000            4,500            100
SHAWNEE MISSION, KANSAS
  Westwood Shops...........     Fee        100           1926       1926        0.626            5,773            100
  Fairway Shops............     Fee        100           1940       1940        3.558           49,582             97
  Prairie Village Shops
    (Retail Only)..........     Fee        100           1948       1948       21.375          363,311             97
  Corinth Square Shops.....     Fee        100           1962       1955       24.987          231,550            100
  Kenilworth Shops.........     Fee        100           1965       1972        1.788           13,136            100
  Corinth Shops South......     Fee        100           1953       1953        6.880           86,390             93
  Trailwood Shops..........     Fee        100           1968       1972        8.855           57,583            100
  Trailwood III Shops......     Fee        100           1986       1972        2.946           25,279             72
  96th & Nall Shops........     Fee        100           1976       1981        1.027            7,202            100
  Shannon Valley Shops.....     Fee        100           1988       1988       11.378           98,127             99
  Oak Park Mall Land
    Lease..................     Fee        100           1959       1959      109.000              N/A            100
  Georgetown Market
    Place..................     Fee        100           1974       1965       12.191          101,613             98
INDUSTRIAL
KANSAS CITY, MISSOURI
  Bannister Business
    Center.................     Fee        100           1985       1985        4.365           32,346             65

                                                                                                                PERCENT
                             OWNERSHIP  COMPANY'S        YEAR       YEAR     LAND AREA        RENTABLE         LEASED AT
       NAME/LOCATION         INTEREST   OWNERSHIP      DEVELOPED  ACQUIRED    (ACRES)       AREA (SQ. FT)      12/31/97
       -------------         ---------  ---------      ---------  --------   ---------      -------------      ---------
SHAWNEE MISSION, KANSAS
  Quivira Business Park
    Building A.............     Fee        100%          1975       1973        1.695           20,848            100%
    Building B.............     Fee        100           1973       1973        2.064           12,960             75
    Building C.............     Fee        100           1973       1973        1.589           20,778            100
    Building D.............     Fee        100           1973       1973        1.597           20,798             97
    Building E.............     Fee        100           1973       1973        2.156           28,797             88
    Building F.............     Fee        100           1973       1973        2.346           29,876            100
    Building G.............     Fee        100           1973       1973        1.913           21,136            100
    Building H.............     Fee        100           1973       1973        2.485           26,060            100
    Southwestern Bell......     Fee        100           1973       1973        3.127           58,644              0
    Building J.............     Fee        100           1973       1973        2.953           46,764            100
    Building K.............     Fee        100           1985       1965        1.179            9,017            100
    Building L.............     Fee        100           1985       1965        1.223            8,891            100
URBANDALE, IOWA
    Meredith Drive.........     Fee       49.5(1)        1986       1985       13.910          200,000            100
OFFICE
KANSAS CITY, MISSOURI
  Country Club Plaza
    (Office only)
    Millcreek Block........     Fee        100           1925       1925          N/A           11,463(2)          74
    Balcony Block..........     Fee        100           1928       1928          N/A           10,096(2)          97
    Esplanade Block........     Fee        100           1945       1945          N/A           37,133(2)          92
    Theatre Block..........     Fee        100           1928       1928          N/A           29,740(2)         100
    Nichols Block..........     Fee        100           1938       1938          N/A           13,310(2)         100
    Time Block.............     Fee        100           1945       1945          N/A           25,964(2)          95
  Parkway Building.........     Fee        100         1906-1910    1955        0.588           26,365(2)          96
  Brookside (Office
    Only)..................     Fee        100           1919       1919          N/A            6,796(2)         100
  Romanelli Annex (Office
    Only)..................     Fee        100           1963       1993          N/A            7,948            100
  Two Brush Creek..........     Fee        100           1983       1983        1.500           63,325             84
  One Ward Parkway.........     Fee        100           1980       1980        1.500           54,580(2)          97
  Red Bridge
    Professional...........     Fee        100           1972       1976        1.428           40,693(2)          95
  Park Plaza...............     Fee        100           1983       1983        0.952           80,315             99
  4900 Main (includes
    vacant commercial
    ground)................     Fee        100           1986       1985        5.000          182,153            100
  Board of Trade...........     Fee         49(1)        1966       1966        3.000          147,642(2)          99
  Plaza West (includes
    vacant commercial
    ground)................     Fee       12.5(1)        1988       1989        4.140          257,932             94
  Junior League Building...     Fee       12.5(1)        1928       1989        0.368            5,400            100
SHAWNEE MISSION, KANSAS
  Prairie Village (Office
    Only)..................     Fee        100           1956       1956        1.500            9,265(2)          51
  Corinth Office
    Building...............     Fee        100           1960       1984        2.142           45,600(2)         100
  Corinth Executive
    Building...............     Fee        100           1973       1986        3.638           44,441(2)          98
  Nichols Building.........     Fee        100           1978       1979        3.941           37,964(2)         100
  Prairie Village Office
    Center.................     Fee        100           1960       1981        4.443           69,002(2)          90
  Brymar Building..........     Fee        100           1968       1984        1.500           55,890            100
  7315 Building............     Fee        100           1978       1975        4.322           44,441(2)         100
  Fairway West.............     Fee        100(3)        1983       1948        5.483           67,519             84
  Fairway North............     Fee        100(3)        1985       1948        4.141           61,225             93
  Oak Park Bank Building...     Fee        100           1976       1978        4.038           28,555(2)          97

                                                                                                                PERCENT
                             OWNERSHIP  COMPANY'S        YEAR       YEAR     LAND AREA        RENTABLE         LEASED AT
       NAME/LOCATION         INTEREST   OWNERSHIP      DEVELOPED  ACQUIRED    (ACRES)       AREA (SQ. FT)      12/31/97
       -------------         ---------  ---------      ---------  --------   ---------      -------------      ---------
DES MOINES, IOWA
  Terrace Place............     Fee         50%(1)       1987       1987        1.500           51,058             63%
WEST DES MOINES, IOWA
  Crestwood Building.......     Fee         90(1)        1987       1987        3.208           30,128             89
  Highland Building........     Fee         90(1)        1987       1987        6.120           72,637             86
  Waterford Building.......     Fee         60(1)        1990       1988        4.414           53,459             92
  Edgewater Building.......     Fee         60(1)        1989       1988        8.629          102,400             97
  Veridian Building........     Fee         60(1)        1989       1988        7.480           78,115             82
  Sunset Building..........     Fee         60(1)        1989       1988        1.763           10,727            100
  Norwest Day Care
    Center.................     Fee         50(1)        1994       1994        1.030            6,500            100
  Wedgewood Building.......     Fee         50(1)        1994       1994        5.170           50,020            100
  Coronado Building........     Fee         50(1)        1994       1994        2.500           25,512            100
  Bristol Building.........     Fee         50(1)        1992       1992        5.210           51,400            100
  Ashford Building I.......     Fee         50(1)        1993       1993        3.990           41,400            100
  Ashford Building II......     Fee         50(1)        1994       1994        4.110           41,400            100
  Augusta Building.........     Fee         50(1)        1994       1994        4.930           50,800             70
  Neptune Building.........     Fee         85(1)        1986       1986        6.530           61,430            100
  Norwest Card Services
    Building...............     Fee         50(1)        1993       1993       35.250          272,490            100
  Norwood Building I.......     Fee         50(1)        1996       1996        4.420           42,400             90
  Norwood Building II......     Fee         50(1)        1996       1996        4.420           42,400             80
  Palisade Building........     Fee         50(1)        1983       1996       18.000          147,215             99
  Cambridge Building.......     Fee         50(1)        1997       1997        5.320           52,400              0
  Brookview Building.......     Fee         50(1)        1997       1997        6.460           60,640              0
APARTMENTS
KANSAS CITY, MISSOURI
  Coach House South........     Fee        100(3)      1986-1987  1986-1987    35.276              489Units        98
  Coach House..............     Fee        100(3)        1984       1984        8.930              160Units        96
  Coach Lamp...............     Fee        100           1961       1962        8.500              158Units        96
  Neptune..................     Fee        100           1988       1988          N/A               96Units        98
  Regency..................     Fee        100           1960       1976        1.150              131Units        96
  Sulgrave.................     Fee        100           1967       1976        1.410              144Units        95
  Park Lane................     Fee        100           1924       1975        0.300               89Units       100
  Plaza North:
    Penn Wick..............     Fee        100          1960's      1987        0.150                6Units       100
    Cole Gardens...........     Fee        100           1960       1986        0.200                8Units        88
    Tama...................     Fee        100          1960's      1979        0.140                7Units        86
    Wornall Road...........     Fee        100           1918       1968        0.220               17Units        94
    Saint Charles..........     Fee        100           1922       1971        0.150               12Units       100
SHAWNEE MISSION, KANSAS
  Corinth Gardens..........     Fee        100           1961       1995        3.722               52Units       100
  Kenilworth...............     Fee        100           1965       1972       17.219              246Units        97
  Corinth Place............     Fee        100(3)        1987       1987        7.888               76Units        94
  Mission Valley...........     Fee        100           1964       1972        5.300               89Units        95
  Corinth Paddock..........     Fee        100           1973       1995       10.128              126Units        95
JOHNSTON, IOWA
  Winwood Apartments.......     Fee         65(1)      1986-1987    1985       31.237              418Units        90

                                                                                                                PERCENT
                             OWNERSHIP  COMPANY'S        YEAR       YEAR     LAND AREA        RENTABLE         LEASED AT
       NAME/LOCATION         INTEREST   OWNERSHIP      DEVELOPED  ACQUIRED    (ACRES)       AREA (SQ. FT)      12/31/97
       -------------         ---------  ---------      ---------  --------   ---------      -------------      ---------
REAL ESTATE LOTS AND
  MISCELLANEOUS
SHAWNEE MISSION, KANSAS
  Whitehorse
    (Residential)..........     Fee        100%          1994       1983       33.000(lots)        N/A            N/A
  Whitehorse (Unplatted)...     Fee        100            N/A       1984       76.600              N/A            N/A
  Whitehorse (Commercial &
    Multifamily)...........     Fee        100            N/A       1983       26.600              N/A            N/A
  Green Meadows............     Fee        100         1986-1996    1984       85.000(lots)        N/A            N/A
  Lionsgate (Residential-
    under contract)........     Fee        100            N/A       1989       64.000              N/A            N/A
  Lionsgate (Commercial)...     Fee        100            N/A       1989      109.200              N/A            N/A
  Woodsonia
    (Residential)..........     Fee        100         1985-1996    1981       51.000(lots)        N/A            N/A
  Woodsonia (Unplatted)....     Fee        100            N/A       1981       16.450              N/A            N/A
  Woodsonia (Commercial and
    Residential)...........     Fee        100         1985-1996    1981       67.800              N/A            N/A
  Clear Creek..............     Fee        100            N/A       1981      371.000              N/A            N/A
KANSAS CITY, MISSOURI
  Alameda Towers (10
    condominiums for
    sale)..................     Fee        100         1988-1996    1988           10Units         N/A            N/A
  54 Rental Houses.........     Fee        100            N/A     1928-1989    10.800              N/A             43%
  Vacant Commercial Land
    and Land Leases........     Fee        100           1974     1954-1972    49.400              N/A            100
  Building Lease...........     Fee        100            N/A       1929        2.928            1,200            100
LEE'S SUMMIT, MISSOURI
  Lakewood Sales Office
    (includes vacant
    residential land)......     Fee        100           1975       1993        8.738            1,363            100
SHAWNEE MISSION, KANSAS
  Vacant Commercial Land
    and Land Leases........     Fee        100         1956-1972  1956-1972   237.790              N/A            100
  Corinth Place Villas (2
    rental condominiums)...     Fee        100           1989       1957        0.267              N/A            100
  Farm House and
    Buildings..............     Fee        100           1940     1981-1983       N/A              N/A            N/A
OLATHE, KANSAS
  Land Leases..............     Fee        100           1960       1995        1.070              N/A            100
OSAGE CITY, KANSAS
  Manufactured Homes
    Plant..................     Fee        100(4)        1985       1985       29.800              N/A            N/A
STONE COUNTY, MISSOURI
Ozark Mountain Village
  Lots.....................     Fee        100         1986-1995    1986       60.000              N/A            N/A
MIAMI COUNTY, KANSAS
  810 Acre Farm (Someday,
  Inc.)....................     Fee        100            N/A       1994      810.000              N/A            100
WEST DES MOINES, IOWA
  Vacant Commercial Land...     Fee         50(1)         N/A     1984-1985    44.370              N/A            N/A
  Land Lease...............     Fee         50(1)         N/A       1984        8.000              N/A            N/A
URBANDALE, IOWA
  Vacant Commercial Land...     Fee       49.5%(1)        N/A       1985       12.000              N/A            N/A
  Land Lease...............     Fee         50(1)         N/A       1997        9.550              N/A            100
  Vacant Commercial Land...     Fee         50(1)         N/A       1997       31.690              N/A            N/A

                                                                                                                PERCENT
                             OWNERSHIP  COMPANY'S        YEAR       YEAR     LAND AREA        RENTABLE         LEASED AT
       NAME/LOCATION         INTEREST   OWNERSHIP      DEVELOPED  ACQUIRED    (ACRES)       AREA (SQ. FT)      12/31/97
       -------------         ---------  ---------      ---------  --------   ---------      -------------      ---------
ST. PETERSBURG, FLORIDA
  Vacant Land..............     Fee        100%           N/A       1990        0.100              N/A            N/A
  Women's Tennis
  Association..............     Fee         50(1)        1990       1990        0.750          133,697             99%

-------------------------
(1) The indicated percentage interest in the property reflects the interest of the Company in the entity that owns the property.

(2) This square footage represents useable rather than rentable square footage.

(3) The Company shares 50% of the cash flow from these properties with an outside company providing credit enhancement support related to the financing of these properties.

(4) The Company owns a 99% profit-sharing interest and a 100% loss-sharing interest in the partnership owning this facility.

    In the opinion of management, all properties of the Company listed above are adequately insured.

     The Company's only property that provided 10% or more of total 1997 rental income or 10% or more of the total gross book value of land and building assets of the Company at December 31, 1997 is the Plaza, when the multiple blocks of the Plaza are considered to be a single property.

     The following table summarizes the principal types of business located on the Plaza at December 31, 1997, and the percentage of total square footage occupied by each principal type of business.

                     TYPE OF BUSINESS                       % OF TOTAL SQUARE FOOTAGE
                     ----------------                       -------------------------
Anchor (Department Stores).................................             23%
Miscellaneous Retail.......................................             13
Office Space...............................................             15
Restaurants and Food.......................................             14
Apparel....................................................             11
Specialty Items............................................             10
Vacant Space...............................................              6
Bookstores.................................................              3
Home Accessories...........................................              3
Art Galleries..............................................              2
                                                                       ---
     Total.................................................            100%
                                                                       ===

     The following table summarizes the Plaza's occupancy rates and average rental rates per square foot (showing only "minimum" rents or rents excluding the percentage component and operating expense recoveries) for the last five years. These figures include both the retail and office portions of the Plaza.

                                                  1997        1996        1995        1994        1993
                                                  ----        ----        ----        ----        ----
Occupancy Percentage...........................   95%         96%         95%         93%         94%
Average Rental Rate Per Square Foot (Exclusive
  of Basement Space)...........................  $12.02      $11.45      $11.29      $10.83      $10.20

     The following table sets forth for each of the next ten years and all years thereafter (i) the number of leases on the Plaza that expire in each period;
(ii) the square feet covered by such expiring leases (excluding basement space);
(iii) the gross annual minimum rent revenue represented by such leases; and (iv) the percentage of total gross annual minimum rent revenue from such expiring leases based on December 31, 1997 rents. No single tenant leases more than ten percent of the total rentable square footage at the Plaza.

                                                                                               % OF TOTAL
                                                                                               ANNUALIZED
                                           NO. OF     APPROXIMATE     ANNUALIZED MINIMUM      MINIMUM RENT
                                           LEASES     LEASED AREA         RENT UNDER          REPRESENTED
                  DATE                    EXPIRING   IN SQUARE FEET    EXPIRING LEASES     BY EXPIRING LEASES
                  ----                    --------   --------------   ------------------   ------------------
1998....................................     68         124,188          $ 1,173,739               10%
1999....................................     27         130,791              983,971                8
2000....................................     32          84,799            1,564,752               13
2001....................................     22          68,752            1,214,220               10
2002....................................     17          34,976              736,863                6
2003....................................     10          54,793            1,043,162                9
2004....................................      9          50,439              859,905                7
2005....................................     10          42,920              691,964                6
2006....................................      9          43,050              856,334                7
2007....................................     10          38,877              512,811                5
Thereafter..............................     17         235,433            2,217,364               19
                                            ---         -------          -----------              ---
     Total..............................    231         909,018          $11,855,085              100%
                                            ===         =======          ===========              ===

     The following table sets forth tax information for the Plaza.

                              FEDERAL       RATE OF                                          1997
                             TAX BASIS    DEPRECIATION     METHOD      LIFE (IN YEARS)  PROPERTY TAXES
                             ---------    ------------     ------      ---------------  --------------
Plaza.....................  $56,208,876      2%-33%     Straight Line       3-40          $1,756,154

     As discussed in Item 1, "Business", the Company is moving forward with three of the projects included in the comprehensive Plaza redevelopment plan (which is supplemented by tax increment financing (TIF)).

VALENCIA PLACE

     Valencia Place, located on the Country Club Plaza, will include 270,000 square feet of Class A office space, approximately 80,000 square feet of retail space, and approximately 1,450 new parking spaces. The Company has preleased approximately 100,000 square feet of the office space. The Company anticipates that the cost to build the project will be approximately $64 million, excluding any financing costs. The parking related aspects of the project will be supplemented by a TIF bond providing net proceeds of approximately $21 million. Due to the proposed merger with a wholly-owned subsidiary of Highwoods, the Company has not secured the additional financing necessary to fund expenditures on this project beyond 1998.

SEVILLE SQUARE

     The restoration of the 90,000 square foot Seville Square building and 735 space parking garage on the Country Club Plaza will produce approximately 29,000 additional rentable square feet and an additional 500 parking spaces. The building will be anchored by a 70,000 square foot, 15 screen multiplex theater, a lease for which has been executed. The Company anticipates that the rehabilitation will cost approximately $28 million and will be initially financed by the Company's current cash reserves.

LUXURY APARTMENTS

     The Company intends to break ground in 1998 on its 350 unit luxury apartment community located south of the Plaza. The Company anticipates that the cost to build the project will be approximately $48 million, excluding any financing costs. Due to the proposed merger with a wholly-owned subsidiary of Highwoods, the Company has not secured the financing necessary to advance the project beyond the site preparation phase.

ITEM 3. LEGAL PROCEEDINGS

     On April 20, 1995, a shareholder derivative lawsuit was filed in which the Company, each of the then existing members of the Board of Directors of the Company, and the Bowser Partnership were named as defendants. Among other things, the plaintiffs alleged a breach of fiduciary duties by the then existing directors of the Company and alleged that certain then existing officers of the Company had engaged in insider transactions from which they benefited personally at the expense of the Company. Specifically, the plaintiffs alleged that the former chief executive officer and former chief financial officer of the
Company: (i) acquired in a series of transactions certain real property and other assets from the Company without paying fair value therefor; (ii) conveyed real property and other assets to the Company in exchange for assets of far greater value; (iii) caused the Company to make loans and investments unrelated to the business of the Company and intended for their personal benefit; and (iv) failed to disclose to or attempted to conceal certain of the foregoing matters from the other members of the board of directors. The other members of the board of directors were named as defendants because of their alleged failure to identify and prevent the foregoing actions.

     This litigation was followed by a lawsuit entitled Medina, et al. v. McCarthy, et al. ("Medina") and initiated on behalf of the beneficiaries of the Company's Employee Stock Ownership Trust ("ESOT") against many of those defendants, including the Company, named in the shareholder derivative lawsuit. The ESOT beneficiaries alleged that the foregoing transactions resulted in damages to them because of the significant interest in common stock of the Company held by the ESOT.

     After completion of an internal investigation by a committee of outside directors of the Company, the Company then filed a lawsuit against many of the defendants named in the shareholder derivative lawsuit. All of such legal actions were consolidated in the United States District Court for the Western District of Missouri (the "Court"), where certain litigants, including the Company, requested, among other things, that the Court rescind certain transactions to which individuals who were then officers or directors of the Company were a party.

     The consolidated litigation ended when the Company and the other parties thereto entered into a Mutual Release and Settlement Agreement dated as of June 30, 1995 ("Settlement Agreement"). The parties to the Settlement Agreement included the shareholders who had initiated the derivative litigation, the Company, the ESOT beneficiaries that had initiated the litigation on behalf of all ESOT participants, all of the individuals who were then directors of the Company, four former directors of the Company who were on the Board of Directors of the Company at the time of certain transactions that were, in part, the subject of the litigation, the individuals who were at various times prior to the Settlement Agreement the trustees of the ESOT, certain individuals and entities related to or under the control of the former chief executive officer and former chief financial officer of the Company, and SunChase Capital, Inc. and Realty Capital Company, two outside entities that had entered into a business arrangement with the Company prior to the Settlement Agreement. The provisions of the Settlement Agreement that are material to the Company, and in parenthesis, the impact of each such provision on the Company's recognition of $19.6 million in net litigation settlement expense in 1995 are as follows: (i) the Company received, in total, $6.6 million in cash from the insurance companies providing director and officer liability insurance and a fiduciary policy ($6.6 million income); (ii) the Company agreed to indemnify the then existing directors and former directors for their litigation expenses and the Company agreed to pay all attorney's fees, costs and expenses incurred on behalf of the shareholders initiating the shareholder derivative litigation and on behalf of the ESOT beneficiaries ($8.1 million expense); (iii) the Bowser Partnership conveyed to the Company 125,242 shares (pre-split) of stock of the Company acquired by that partnership from the ESOT, and the indebtedness owed by the Bowser Partnership to the Company was deemed satisfied (no effect); (iv) all rights of the Bowser Partnership and other entities pursuant to an option agreement entered into with the ESOT were forfeited (no effect); (v) the former chief executive officer of the Company conveyed to the Company 5,719 shares (pre-split) of stock of the Company ($4.3 million income); (vi) the former chief executive officer of the Company conveyed to the Company 6,508 shares of stock of the Company that were pledged as collateral for an obligation owed to another defendant in the litigation ($4.9 million income), and the Company agreed to pay approximately $6.1 million to acquire such shares ($6.1 million expense); (vii) the Company agreed to pay $3.6 million to the former chief executive officer of the Company ($3.6 million expense), indebtedness owed by such individual or other individuals to the Company or its subsidiaries, in the approximate amount of $8.1 million, was canceled ($5.6 million expense, net of reserves at December 31, 1994 of $2.5 million), and $1.1 million of obligations of the Company to such individuals was cancelled ($1.1 million income); (viii) the Company received title to six properties from an entity controlled by the former chief executive officer of the Company and indebtedness owed to the Company relating to such properties was cancelled (no effect); (ix) the Company received a new secured note in the approximate amount of $1.2 million from an entity affiliated with the former chief financial officer of the Company in replacement of accounts receivable of the same amount (no effect); (x) the former chief financial officer of the Company agreed to provide to the Company the benefits of stock ownership of certain stock of an entity affiliated with the Company (no effect); (xi) the Company agreed to transfer 8,500 shares (pre-split) of stock received from the Bowser Partnership and to pay $2 million to the ESOT or the beneficiaries of the ESOT ($13.1 million expense); (xii) the Company agreed to appoint an independent institutional trustee for the ESOT.

     A summary of the foregoing litigation settlement expenses is set forth in note 11 to the consolidated financial statements of the Company.

     Except for those involving the ESOT, nearly all transactions, conveyances, payments, and debt extinguishment required by the Settlement Agreement were completed by November 30, 1995. As part of the Settlement Agreement, the Company was given the option to submit to the IRS a request for a private letter ruling on matters related to the ESOT pursuant to the Settlement Agreement. On August 1, 1997 the Company entered into an agreement with the Internal Revenue Service (the "Closing Agreement"). In addition to the payment of 680,000 shares and $2.0 million plus interest, the Company agreed to pay approximately $326,000 to the ESOT as an adjustment to a 1992 dividend allocation. All amounts will be allocated pursuant to the Settlement Agreement and subject to the decision in the Interpleader action (discussed below). The Company also agreed to make a nondeductible payment of $585,000 to the IRS. The IRS agreed, among other things, not to assert that the events that were the subject of the Settlement Agreement disqualified the Company's Employee Stock Ownership Plan ("ESOP") or gave rise to liability for prohibited transaction excise taxes. The IRS also agreed that the Company may deduct in full the value of the settlement payment to the ESOT and that such payment and the method of allocating it will not adversely affect the tax qualification of the ESOP. Additionally, the Company agreed to deposit a portion of the settlement payment (59,413 shares and $58,064, plus accrued interest) with the Court and requested that the Court determine the proper payee or payees. On August 15, 1997, the Company paid to the ESOT and to the Court a total of 679,999 shares of the Company's common stock and $2,326,000, plus certain accrued interest (one share was converted to cash).

     On August 29, 1997, the Company filed a Complaint for Interpleader and Declaratory Relief with the Court. The interpleader portion of the complaint seeks the adjudication of competing interests in the 59,413 shares of the Company's common stock and $58,064, plus interest, discussed above. The Company has asked the Court to resolve the disagreement among various parties as to whether, pursuant to the Settlement Agreement, the stock and cash should be paid directly to the ESOT or to nine individual defendants named in the interpleader action.

     In the same action, the Company is also seeking a ruling of the Court regarding whether the Settlement Agreement requires the vesting provisions of the ESOP plan documents to be amended to provide that the Medina plaintiff class members be 100% vested in the stock and cash allocated in their ESOP accounts pursuant to the Settlement Agreement. The Company named as defendants in this proceeding certain ESOP participants who had raised an issue as to vesting of the Settlement Agreement proceeds. The Company is seeking certification of a defendant subclass consisting of those members of the Medina plaintiff class who are not 100% vested in their participation accounts in the ESOP.

     In response to such interpleader and declaratory relief action, various defendants in the initial interpleader and declaratory relief action and the original Medina litigation have filed motions to enforce the Settlement Agreement. On October 3, 1997, a group of former Company employees who were not 100% vested in the ESOP at the time their employment with the Company was terminated (the "Florida Group") filed a motion to enforce the Settlement Agreement. In such motion, the Florida Group had requested that the Court hold that all class members are fully vested in the settlement proceeds allocated to their participation accounts in the ESOP. The Court sustained this motion on March 24, 1998. The Company's former chief executive officer and his daughter have also filed a motion to enforce the Settlement Agreement and requested that a certain portion of the shares and cash deposited by the Company with the Court be allocated to them in the ESOT or alternatively, be paid to them directly.

     Four other ESOP participants have filed a separate Motion to Interpret and Enforce the Settlement Agreement and for Preliminary Injunction (the "Participant Motion"). The relief sought by the Participant Motion includes: (i) a request that the Court order the Company to cause an interim appraisal in order to allocate and to distribute stock to eligible ESOP participants in a manner not provided by the ESOP's plan and trust documents at the time of such motion; (ii) an order enjoining the Company from applying the provisions of its shareholders' rights plan to a sale by the ESOT Trustee of its stock in the Company to one party; (iii) an order requiring the 59,413 shares and the $58,064, plus accrued interest, deposited by the Company with the Court to be paid into the ESOT and allocated only to certain ESOP beneficiaries; (iv) an order enjoining the operation of the terms of the ESOP plan documents which provide that upon listing by the Company on an established securities exchange that the Company will no longer have the obligation to pay cash to ESOP participants in exchange for the Company's stock that they may receive from an ESOT distribution.

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

     The Company was named as a defendant in a complaint filed by Petula Associates ("Petula") in December 1996 in the United States District Court for the Western District of Missouri. The dispute involves an agreement entered into in 1986 between Petula and the Company for the development of Coach House South Apartments located in Kansas City, Missouri. Petula is seeking reimbursement of approximately $3.9 million, plus interest, for its share of the construction cost overruns which it paid in 1989. Petula has alleged several alternative theories seeking to recover the payment including theories based in fraud and contract. The Company believes it has strong statue of limitations' defenses in addition to other meritorious defenses to the allegations made by Petula. The Company was granted summary judgment on the contract counts and currently has pending before the court a motion for summary judgment on the remaining counts. Trial of the matter is currently scheduled in June, 1998.

     A lawsuit was filed on January 8, 1998 by Dennis Wright against the Company, its Board of Directors, and Highwoods. The lawsuit is pending in the Circuit Court of Jackson County, Missouri. The plaintiff, a shareholder of the Company, is bringing this lawsuit on behalf of other shareholders. The relief sought by the plaintiff includes certification of a class, an injunction preventing the proposed strategic merger between the Company and a wholly-owned subsidiary of Highwoods, and unspecified damages.

     The Company has a $3.0 million proof of claim in the National Gypsum bankruptcy proceeding pending in United States Bankruptcy Court, Northern District of Texas. Pursuant to such claim, the Company has received payments of $389,000 and $378,000 in 1997 and 1996, respectively. The Company's proof of claim in the National Gypsum bankruptcy is based on tort liability arising from claims relating to the quality of certain materials used in the construction of properties owned by the Company. Total payments received by the Company under the National Gypsum plan of reorganization will not equal the full amount of the proof of claim originally filed by the Company. However, counsel for the Company has advised management that such plan does provide for an additional payment of approximately $389,000 on the Company's claim in 1998. Such payment, if any, will be recorded as income when it is received.

     The Company and its subsidiaries are parties to certain other legal proceedings incident to their business. In the opinion of management, none of these other matters, either individually or in the aggregate, is material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Although there is currently no established trading market for shares of common stock of the Company, such shares have for many years been traded over-the-counter very infrequently through inter-broker bulletin board trading under the symbol "NCJC.BB." The data prior to 1997 is high and low bid information reflecting inter-dealer bulletin board prices without retail mark-up, mark-down or commission. These quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. The data subsequent to 1996 is derived from actual closed transactions.

                         1995                               HIGH          LOW
                         ----                               ----          ---
1st Quarter...........................................       $11.41       $ 9.38
2nd Quarter...........................................        10.31        10.00
3rd Quarter...........................................    No Trades    No Trades
4th Quarter...........................................        21.88        14.38
                         1996                               HIGH          LOW
                         ----                               ----          ---
1st Quarter...........................................       $21.06       $20.00
2nd Quarter...........................................        36.50        32.00
3rd Quarter...........................................        34.00        28.13
4th Quarter...........................................        31.06        27.00
                         1997                               HIGH          LOW
                         ----                               ----          ---
1st Quarter...........................................       $34.00       $29.00
2nd Quarter...........................................        35.50        28.25
3rd Quarter...........................................        56.00        37.25
4th Quarter...........................................        70.00        51.00

     On March 16, 1998, the last reported sale price of a share of JCN Common on the over-the-counter market was $65 per share. As of February 20, 1998, JCN had 135 shareholders of record.

     The Company has 84,500 shares of its common stock that are subject to vested options held by Mr. Brady, President and Chief Executive Officer (79,000 shares) and other executive officers (5,500).

     In the first quarter of 1995, the Company contributed the post-split equivalent of 110,000 shares of its common stock to the ESOT. Pursuant to the Settlement Agreement, on August 15, 1997, the Company issued 59,413 shares of its common stock to the United States District Court for the Western District of Missouri and issued 620,586 shares to the ESOT. On December 29, 1997, the Company issued 13,152 shares of its common stock to Mr. Brady upon the exercise by Mr. Brady of a portion of the options granted to him at the time of his employment. Each of the foregoing issuances were made pursuant to the exemption to registration set forth in Section 4(2) of the Securities Act of 1933, as amended. Other than the 1,035,166 shares of common stock held by the Company's Employee Stock Ownership Trust, the Court and various other shareholders, the 4,542,509 currently outstanding shares of common stock of the Company may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company has entered into no agreements to register any shares of its common stock pursuant to the Securities Act and is not publicly offering, and has not publicly proposed to offer, any of its shares of common stock.

     The Operating Agreement entered into between Kessinger/Hunter and the Company required the Company to make an initial capital contribution of $4,285,714 in cash. The Operating Agreement provides Kessinger/Hunter the right to use that cash to buy a call right granting to the LLC the right to require the Company to issue to the LLC 76,530 shares of common stock of the Company (the "Call Right"). Kessinger/Hunter provided notice to the Company of its intention to purchase the Call Right, and that purchase occurred on February 27, 1998. The Operating Agreement grants to Kessinger/Hunter authority to decide whether to exercise the Call Right and such right was exercised by notice given to the Company on March 18, 1998. Accordingly, the Company will issue 76,530 shares of its common stock to the LLC.

DIVIDEND POLICY

     Prior to 1995, the Company typically declared and paid an annual cash dividend of $10.00 on each share of its common stock (or approximately $.125 per post-split share). No dividend was declared on common stock in 1995, 1996 or 1997. The Board of Directors of the Company has not determined if, when or in what amount future dividends will be declared or paid. The Company is not currently under any dividend payment prohibition or restriction.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the Company's audited consolidated financial statements for each of the five consecutive years ended December 31, 1997. The information set forth below for 1993 is based on the Company's audited financial statements for that year. Note, however, that the Company's prior auditor qualified its report on the consolidated financial statements for the year ended December 31, 1993 as a result of its inability to obtain sufficient evidence to evaluate whether certain capitalized cost balances for the Company's Bay Plaza assets as of December 31, 1993 were in excess of recoverable amounts. The Company has since sold substantially all Bay Plaza assets. Per share amounts for years prior to 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1997        1996        1995        1994        1993
                                                ----        ----        ----        ----        ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Sales and revenues........................    $ 97,859    $132,628    $ 99,305    $ 94,213    $ 96,204
Selling, general and operating expenses...      44,654      45,394      45,952      43,203      44,615
Interest expense..........................      22,333      23,466      27,862      27,049      26,693
Income (loss) before income taxes and
  extraordinary gain......................      12,064      44,652     (16,498)    (44,698)         26
Income (loss) before extraordinary gain...      19,386      27,902     (10,752)    (43,670)        510
Net income (loss).........................      19,386      27,902     (10,752)    (14,534)        510
Per Share Data (Basic):
  Income (loss) before extraordinary
     gain.................................        4.63        5.75       (0.74)      (2.89)       0.04
  Net income (loss).......................        4.63        5.75       (0.74)      (0.96)       0.04
  Dividends...............................          --          --          --        0.13        0.13
Per Share Data (Diluted):
  Income (loss) before extraordinary
     gain.................................        4.47        5.62       (0.74)      (2.89)       0.04
  Net income (loss).......................        4.47        5.62       (0.74)      (0.96)       0.04
  Dividends...............................          --          --          --        0.13        0.13

                                                                  AT DECEMBER 31,
                                              --------------------------------------------------------
                                                1997        1996        1995        1994        1993
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
FINANCIAL POSITION
Total properties..........................    $180,681    $220,133    $229,524    $244,105    $239,008
Total assets..............................     297,774     320,327     328,695     350,302     362,112
Mortgage indebtedness.....................     288,553     309,188     326,349     339,881     327,354
Treasury stock............................     145,978     117,427     117,427      14,582      23,058
Total shareholders' equity (deficit)......     (26,173)    (28,606)    (36,725)    (25,821)    (31,568)

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

     At December 31, 1997, the occupancy rate for the Company's retail properties was 97%, 94% for its office properties, 77% for its industrial properties (which includes one unoccupied building that represents approximately 17% of the Company's total industrial space) and 97% for its multi-family residential properties.

                             RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     SUMMARY. Net income decreased by $8.5 million in 1997 to $19.4 million primarily as a result of the absence of gains from disposition of the Company's marketable equity securities portfolio, partially offset by lower income tax expense in 1997. The change in several other income statement line items also contributed to the $8.5 million decrease as detailed below.

     RENTS. Rental income decreased by $1.8 million (2.3%) to $78.1 million in 1997. This decrease was primarily due to the absence of $3.0 million in rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco (as the underlying lease expired in the third quarter of 1996) and a $1.4 million decrease in rental income related to four properties sold (three in the third quarter of 1997 and one in the fourth quarter of 1996). These decreases were offset by an increase in rental income of $1.2 million related to two of the Company's office buildings that were substantially vacant during the first half of 1996 while the Company made significant tenant improvements for new tenants that are now leasing all of the vacant space in those buildings. The remainder of the $1.4 million increase is due primarily to improved rents in the Company's office, retail, and apartment properties.

     PROPERTY SALES. Property sales primarily represent sales of residential lots in subdivisions developed by the Company, sales of condominiums in the Alameda Towers project, and sales of villas in the Corinth Place Villas project. Property sales increased by $514,000 (7.8%) to $7.1 million in 1997 and included lot sales of $4.3 million (including $1.2 million that was recognized pursuant to the Company's change in accounting method from recording lot sales on an "as closed" basis to recording lot sales on an "as sold" basis), condominium sales of $2.6 million, and villa sales of $169,000. Property sales of $6.6 million in 1996 included $2.8 million of lot sales (also $2.8 million using an "as sold" basis), condominium sales of $2.9 million and villa sales of $945,000.

     DIVIDENDS AND INTEREST. Dividends were received on marketable equity securities held for investment purposes prior to March 31, 1996. Interest income is received on the Company's cash and cash equivalents, temporary investments and notes receivable. Interest income fluctuates with interest rates, the level of the Company's excess cash, and the level of notes receivable. Dividends and interest income increased $1.1 million (23.9%) to $5.7 million in 1997. This increase is primarily due to the higher average balances of cash and notes receivable outstanding during 1997.

     GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. Gains on sales of investments and other assets represent gains associated with the sales of revenue-producing properties, property held for future development, marketable equity securities, and other assets used in the business. These gains fluctuate with the volume of asset dispositions and the magnitude of the difference between sales proceeds and carrying value. In the first quarter of 1996, the Company liquidated its entire investment in marketable equity securities for $38.6 million, recognizing a pre-tax gain of approximately $33.0 million. The remainder of the gains in 1996 were primarily due to the sale of an industrial park. The gains in 1997 were primarily due to the sale of two shopping centers, one office property (two buildings), the majority of the Bay Plaza properties and vacant ground.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates represents the Company's proportionate share of earnings of affiliates in which the Company's ownership is 50% or less. This line item increased $942,000 to $1.6 million in 1997. The increase is primarily due to increased gains of $613,000 on pad sites sold by the Company's Iowa partnerships.

     OTHER. Other represents miscellaneous revenues of the Company. Other revenue decreased by $3.1 million in 1997 to $1.6 million. This decrease resulted primarily from a $4.6 million payment recognized as income in 1996 pursuant to a Resolution Agreement with the Company's prior auditor, reduced by certain expenses totaling $1.4 million (See comments in "Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995" for additional details). In addition, the Company received approximately $389,000 and $378,000 in 1997 and 1996, respectively, as a result of a claim it filed in the National Gypsum bankruptcy proceeding now pending in the United States Bankruptcy Court. The Company received notice that in 1998 it may receive an additional $389,000 in satisfaction of such claim. The actual amount and date of any such payment is uncertain and therefore will not be recorded until received. See Item 3, "Legal Proceedings."

     SELLING, GENERAL AND OPERATING EXPENSES. Selling, general and operating expenses ("S,G & O") represent the expenses directly associated with operating the Company's real estate assets and expenses that are considered to be overhead. These expenses decreased by $740,000 (1.6%) to $44.7 million in 1997, principally due to the absence of $1.4 million of costs to secure a new management team and the absence of $2.9 million in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease. In addition, S,G & O expenses related to four sold properties decreased by $373,000. These reductions were partially offset by unusual expenses in 1997 of $1.3 million for severance costs relating to the outsourcing of certain functions and $1.9 million in costs related to the proposed merger with a wholly-owned subsidiary of Highwoods. The remainder of the $733,000 increase over 1996 is due primarily to increased operating costs of Des Moines, Iowa area properties.

     COST OF PROPERTY SALES. Cost of property sales represents the Company's cost basis in residential lots, condominium units, and villas sold during the year. The cost of property sales is a function of the number of lots, condominium units, and villas sold and their underlying cost basis. Cost of property sales increased by $163,000 (3.2%) in 1997 to $5.3 million. Cost of property sales in 1997 included lot cost of sales of $2.6 million (including $696,000 that was recognized pursuant to the Company's change in accounting method from recording sales on an "as closed" basis to recording sales on an "as sold" basis), condominium cost of sales of $2.6 million and villa cost of sales of $154,000. Cost of property sales for 1996 included lot cost of sales of $1.7 million (also $1.7 million on an "as sold" basis of recording lot sales), condominium cost of sales of $2.6 million and villa cost of sales of $923,000. The gross margin percentage on lot sales was 40% for 1997 and 1996. The gross margin percentage on condominium sales was 3% for 1997 and 11% for 1996. The decrease in gross margin percentage on condominium sales in 1997 resulted from the Company incurring greater finishing costs in 1997 than in 1996.

     INTEREST EXPENSE. Fluctuations in interest expense occur due to the level of the Company's interest bearing indebtedness and the effect changes in interest rates have on the Company's variable rate indebtedness. Interest expense declined by $1.1 million (4.8%) to $22.3 million in 1997 primarily due to the lower average balance of outstanding indebtedness in 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation of the Company's revenue producing properties is computed using the straight-line method over the estimated useful lives of the assets, generally seven to thirty-one years. Depreciation expense fluctuates to some degree as properties are bought and sold. In addition, certain financing charges and certain lease related costs are amortized over the term of the associated loan or lease as applicable. The decrease of $471,000 (3.4%) to $13.5 million in 1997 is primarily due to property sales and older fixed assets becoming fully depreciated.

     INCOME TAX EXPENSE (BENEFIT). The $24.1 million change in income tax expense (benefit) from the $16.8 million expense in 1996 to the income tax benefit of $7.3 million in 1997 is due primarily to the decrease in income tax expense from operations of $12.3 million and the recognition of a net $11.8 million income tax benefit relating to the issuance of shares of common stock to the ESOT and to a Court (see Item 3, "Legal Proceedings") pursuant to the Settlement Agreement.

     As discussed in Note 7 to the Company's consolidated financial statements, the Company filed its 1996 income tax returns reflecting a net operating loss primarily attributable to a $103 million deduction for losses of principal and accrued interest arising from notes and accounts receivable to the Company from its ESOT and from a limited partnership owned by the Company's former president. The IRS may reject all or a portion of such claimed losses, and there is no assurance the Company will ultimately prevail on all or any portion of such claimed losses. Accordingly, the Company may not receive all or any portion of the benefits that result from such claimed losses.

     Management of the Company has been advised by counsel that such counsel believes the claimed losses to be valid. Discussions with respect to the Company's position have been held with representatives of the IRS, who are conducting an examination of the Company's returns for the years 1989 through 1995.

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

     RENTS. Rental income increased by $60,000 to $79.9 million in 1996. This increase occurred even though one of the Company's larger office buildings was substantially vacant during the first half of 1996 while the Company made significant tenant improvements for a new tenant that is now leasing all of the vacant space. This vacancy resulted in a $1.8 million reduction in rental income in 1996. Rental income from the Company's leasehold interest in the Raphael Hotel of San Francisco decreased by $489,000 due to the expiration of the underlying lease. As a result of apartment properties obtained pursuant to the Settlement Agreement, rental income increased by approximately $700,000 in 1996. The remainder of the $1.6 million increase is due primarily to $200,000 of certain nonrecurring items and $1.4 million in improved rents on the Company's office, retail, and apartment properties.

     PROPERTY SALES. Property sales increased by $576,000 (9.5%) to $6.6 million in 1996 and included lot sales of $2.8 million, condominium sales of $2.9 million, and villa sales of approximately $945,000. Property sales of $6.0 million in 1995 included $3.5 million of lot sales and condominium sales of $2.5 million.

     GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. In early 1996, the Company liquidated for $38.6 million its entire investment in marketable equity securities held at December 31, 1995, recognizing a pre-tax gain of approximately $33.0 million. The remainder of the gains in 1996 were primarily due to the sale of an industrial park.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates increased $540,000 to $697,000 in 1996. The increase is primarily due to $324,000 of gains on pad sites sold by the Company's Iowa partnerships in 1996. Earnings from the Company's investment in J.C. Nichols Real Estate, an entity engaged in residential brokerage and mortgage origination services, increased by $255,000 in 1996 as a result of a record year in its sales volume and net income.

     OTHER. Other increased by $3.4 million in 1996 to $4.7 million. This increase resulted primarily from a $4.6 million payment received by the Company from its prior auditor, Deloitte & Touche LLP, pursuant to an agreement (the "Resolution Agreement") in which the prior auditor denied any wrongdoing or fault and agreed to resolve disagreements that arose out of circumstances that were the subject of the Settlement Agreement. The $4.6 million payment was reduced by certain expenses to reduce to $3.2 million the amount of income recognized by the Company as a result of such payment. Furthermore, in the Resolution Agreement the Company agreed to indemnify its prior auditor and various affiliates and related persons thereof, in an amount up to $2.5 million, from a broad range of losses and claims that may be incurred by such prior auditor as a result of its relationship with the Company. However, management of the Company currently believes the occurrence of a material reduction to the $3.2 million in recognized income is remote. In addition, the Company received approximately $378,000 as a result of a claim it filed in the National Gypsum bankruptcy proceeding now pending in the United States Bankruptcy Court.

     SELLING, GENERAL AND OPERATING EXPENSES. Selling, general and operating expenses decreased by $558,000 (1.2%) to $45.4 million in 1996, principally due to a decline of $2.3 million in operating expenses of the discontinued Bay Plaza project, a decline of $827,000 in expenses related to the operation of the Raphael Hotel of San Francisco due to the expiration of the underlying lease, and $400,000 of nonrecurring items. These reductions were partially offset by additional costs of $1.4 million incurred to secure a new management team, and additional operating expenses of $255,000 related to apartment properties obtained in the Settlement Agreement. The remainder of the $1.3 million increase over 1995 is due primarily to increased overhead (primarily legal and professional fees) and property operating costs.

     COST OF PROPERTY SALES. Cost of property sales increased by $1.2 million (30.9%) in 1996 to $5.2 million. Cost of property sales in 1996 included lot cost of sales of $1.7 million, condominium cost of sales of $2.6 million and villa cost of sales of $923,000. Cost of property sales in 1995 included lot cost of sales of $2.3 million and condominium cost of sales of $1.6 million. The gross margin percentage on lot sales was 40% in 1996 as compared to 33% in 1995. The increase in gross margin percentage on lot sales in 1996 resulted from a change in sales mix, as 1996 sales contained a larger percentage of sales from higher margin subdivisions. The gross margin percentage on condominium sales was 11% in 1996, as compared to 37% in 1995. The decrease in gross margin percentage on condominium sales in 1996 resulted from the Company incurring greater finishing costs on condominium sales in 1996 than in 1995. The gross margin percentage on villa sales in 1996 was approximately 2%.

     INTEREST EXPENSE. Interest expense declined by $4.4 million (15.8%) to $23.5 million in 1996. The primary reasons for this decline are the pay-down or pay-off of certain notes and mortgages during 1996 of approximately $16 million in addition to normal principal amortization, and the restructuring of a mortgage note as discussed in Note 5 to the Company's consolidated financial statements.

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

     LITIGATION SETTLEMENT. In 1995, the Company recorded a one time charge of $19.6 million as "Litigation Settlement" in its consolidated statement of operations as a result of the Settlement Agreement. The circumstances leading to and the impact of the Settlement Agreement are described in Item 3, "Legal Proceedings" below and in Note 11 "Litigation and Settlements" of the Company's consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities, permanent mortgage financing, and short term notes payable to banks represent the Company's primary sources of liquidity to fund recurring capital costs associated with renovating and renewing leases of the Company's properties, payments on the Company's outstanding indebtedness, and distributions to shareholders. In April 1997, the Company renewed its $10 million unsecured line of credit with Commerce Bank, N.A. (Kansas City, Missouri) bearing interest at the prime rate. At December 31, 1997, there were no outstanding borrowings on this line of credit.

     Management anticipates that cash generated before debt payments and capital expenditures, together with the bank line of credit, will provide adequate liquidity to conduct the Company's operations, fund its recurring capital costs and interest expense, and permit normal amortization payments on outstanding indebtedness.

     As discussed in Item 1 "Business", the Company is in the process of developing two of the projects included in the Company's comprehensive Plaza redevelopment plan. These projects are to be supplemented by tax increment financing (TIF). The Company will be able to fund the projects through 1998 with working capital and the proceeds of a TIF bond. However, due to the proposed merger with a wholly-owned subsidiary of Highwoods, the Company has not secured the additional financing necessary to fund expenditures on these two projects or other Plaza redevelopment projects in 1999 and thereafter.

     At December 31, 1997, the total of the CompanYs consolidated debt was $301.5 million. Such amount, with certain exceptions discussed below, bears interest at rates ranging from 3.9% to 10.5%. Of the Company's consolidated debt at that date, approximately $13.0 million was a note payable and $288.5 million was mortgage indebtedness. Approximately $256.7 million of the Company's $288.5 million of mortgage indebtedness at December 31, 1997, was nonrecourse to the Company. By including the Company's percentage interest in the indebtedness of unconsolidated subsidiaries and excluding the minority interest percentage in the indebtedness of consolidated subsidiaries of the Company, the interest-bearing debt of the Company at December 31, 1997 would be $319.4 million.

     Of the Company's $301.5 million in consolidated debt at December 31, 1997, approximately $224.6 million accrued interest at fixed rates, $72.9 million was floating rate debt of various types and $4.0 million was non-interest bearing (see below). Interest expense of the Company in future periods may be expected to fluctuate with short term interest rates.

     As discussed in Note 5 to the Company's consolidated financial statements, the Company has restructured two debt agreements. At December 31, 1997, the Company has classified as mortgage indebtedness approximately $10.0 million in debt that will be forgiven if the Company complies with certain conditions established by the lenders. The $10.0 million in forgiven debt is being amortized into income over the life of the mortgages through monthly reductions to interest expense. This amortization reduces the effective rate to the Company on restructured debt to approximately 3% for financial reporting purposes. This treatment is in compliance with generally accepted accounting principles as the sum of the future undiscounted debt service payments exceeded the face value of the debt obligations at the time of the restructurings.

     Also, as discussed in Note 5 to the Company's consolidated financial statements, certain agreements to which the Company is a party provide for a 50% sharing of positive and negative cash flows from operations and certain capital expenditures. Interest expense recognized for such sharing arrangements was $622,000, $929,000, $479,000 for the years ended December 31, 1997, 1996 and
1995, respectively. In addition, at December 31, 1997 and 1996, mortgage indebtedness includes a non-interest bearing preference item of $4.0 million related to these agreements. The Company's liability is contingent upon certain conditions being met upon the sale or refinancing of the mortgaged properties.

     The ESOT currently holds 1,390,003 shares of the Company's common stock. Until such time as shares distributed by the ESOT to its beneficiaries can be readily traded on an established securities market, the Company is obligated to repurchase such shares for a specified period of time at a price determined by a qualified appraiser (the "Put Option"). The most recent appraisal of the common stock held by the ESOT was made as of October 31, 1997 and established a price of $61.00 per share.

     If the Company remains obligated by the Put Option, the Company's liquidity could be constrained. Given expected retirement trends, management expects it can meet anticipated stock repurchase requirements with funds generated from operations, selling its securities or additional borrowings.

     On January 29, 1997, the Company purchased all outstanding shares of the Company then owned beneficially and of record by AHI Metnall L.P. ("AHI"). Additionally, Mr. John Simon and Mr. James W. Quinn, who are affiliated with AHI, resigned as directors of the Company.

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

     The Operating Agreement entered into between Kessinger/Hunter and the Company, and by which the LLC was formed, required the Company to make an initial capital contribution of $4,285,714 in cash. That capital contribution was made on January 2, 1998. Kessinger/Hunter had the right to determine the use of such cash, and it decided to pay such cash to the Company in exchange for the Call Right. As a result, the $4,285,714 was paid back to the Company on February 27, 1998 in exchange for the Call Right.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Net cash provided by operating activities decreased by $2.9 million to $26.8 million in 1997. The primary reasons for such decrease are discussed above under "Results of Operations."

     Net cash flows used in investing activities increased by $3.6 million in 1997 to $8.2 million which amount was principally a result of issuing an additional $19.5 million of notes receivable and investing $11.3 million for additions to revenue-producing properties. These investments were substantially offset by the decrease in temporary investments of $2.4 million, the receipt of $9.1 million of payments on notes receivable, sales of capital assets of $9.6 million and proceeds from the return of capital from unconsolidated affiliates of $1.4 million. In 1996, the Company's net cash used in investing activities of approximately $4.6 million was principally a result of increasing temporary investments a net $40.4 million, issuing an additional $6.6 million of notes receivable and investing $8.3 million for additions to revenue-producing properties. These investments were substantially offset by the receipt of $8.8 million of payments on notes receivable, sales of capital assets of $3.1 million and proceeds from the sale of marketable equity securities of $38.6 million.

     Net cash used by financing activities decreased by $785,000 in 1997 to $17.1 million. The principal uses of cash in financing activities in 1997 were treasury stock purchases of $13.5 million and a net reduction of mortgage and notes payable indebtedness of $3.6 million. In 1996 the Company's net cash used in financing activities of $17.9 million resulted from a net reduction of mortgage and notes payable indebtedness.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Net cash provided by operating activities increased by $7.7 million to $29.7 million in 1996. The primary reasons for such increase are discussed above under "Results of Operations."

     Net cash flows used in investing activities increased by $2.8 million in 1996 to $4.6 million which amount was principally a result of increasing temporary investments a net $40.4 million, issuing an additional $6.6 million of notes receivable and investing $8.3 million for additions to revenue-producing properties. These investments were substantially offset by the receipt of $8.8 million of payments on notes receivable, sales of capital assets of $3.1 million and proceeds from the sale of marketable equity securities of $38.6 million. In 1995, the Company's net cash used in investing activities of approximately $1.7 million was principally a result of issuing an additional $6.2 million of notes receivable, investing $7.9 million for additions to revenue-producing properties and purchasing $3.0 million of marketable equity securities. These investments were substantially offset by the receipt of $6.9 million of payments on notes receivable, sales of capital assets of $5.3 million, and the maturing of marketable securities of $2.4 million.

     Net cash used by financing activities decreased by $9.4 million in 1996 to $17.9 million. The principal use of cash in financing activities in 1996 and 1995 was a net reduction of mortgage and notes payable indebtedness of $17.9 million and $22.8 million, respectively.

EARNINGS BEFORE INTEREST, TAXES DEPRECIATION, AND AMORTIZATION

     It is management's intent, as described in Item 1 "Business", to apply the majority of the Company's operating cash flows to reduce indebtedness and to improve and increase the Company's portfolio of revenue-producing properties. The Company is organized as a "Subchapter C" corporation and as such pays income taxes on its taxable income and is generally not subject to distribution requirements based on net income. Management believes that the Company's core operations are best measured by its earnings before interest and dividend income, interest expense, income taxes, depreciation and amortization, gains or losses from debt restructuring and sales of assets, valuation allowances, and after adjustments needed to similarly convert the earnings of minority interests and unconsolidated partnerships. Earnings, as so computed, are referred to herein as "EBITDA". This is a supplemental performance measure used along with net income to report operating results. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund operating needs and should not be considered as an alternative to cash flow as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and, along with net income (loss), facilitates understanding of its operating results. The EBITDA and EBITDA, as adjusted, set forth below may not be comparable to other real estate companies, as each real estate company may define differently such terms.

                                                                            EBITDA
                                                                            ($000)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                               1997          1996           1995
                                                               ----          ----           ----
NET INCOME (LOSS)...........................................  $19,386       $27,902       $(10,752)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO EBITDA:
  Dividends and interest income.............................   (5,740)       (4,634)        (4,806)
  Interest expense..........................................   22,333        23,466         27,862
  Income tax expense (benefit)..............................   (7,322)       16,750         (5,746)
  Depreciation and amortization.............................   13,483        13,954         14,355
  Gains on sales of investments and other assets............   (2,628)      (34,867)        (5,711)
  Valuation allowances......................................       --            --          2,350
  Minority interest portion of add-backs....................   (2,420)       (2,768)        (3,136)
  Unconsolidated subsidiaries' portion of add-backs.........    3,642         3,684          3,997
                                                              -------       -------       --------
EBITDA......................................................  $40,734       $43,487       $ 18,413
                                                              =======       =======       ========

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

                                                                        ADJUSTED EBITDA
                                                                            ($000)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                               1997          1996           1995
                                                               ----          ----           ----
EBITDA......................................................  $40,734       $43,487       $ 18,413
NON-RECURRING ITEMS:
  Costs related to proposed merger..........................    1,910            --             --
  Severance costs...........................................    1,320            --             --
  Subdivision lots, change in accounting method.............     (504)           --             --
  Income from resolution of claims..........................     (389)       (3,578)            --
  Costs of securing new management (including stock
     options)...............................................       --         1,362             --
  Litigation settlement expense.............................       --            --         19,553
  ESOT Contribution.........................................       --            --          1,787
  Other, net................................................     (143)          (25)           400
                                                              -------       -------       --------
ADJUSTED EBITDA.............................................  $42,928       $41,246       $ 40,153
                                                              =======       =======       ========

     The above adjusted EBITDA amounts illustrate the Company's EBITDA if certain non-recurring items had been eliminated from the Company's statements of operations. These amounts are not necessarily indicative of future performance. However, management does believe that, when read in conjunction with the Company's consolidated financial statements, they assist the reader in better understanding the Company's underlying business operations. The adjustments made to arrive at adjusted EBITDA are explained as follows: "Costs related to proposed merger" represent costs incurred by the Company in conjunction with the proposed merger with a wholly-owned subsidiary of Highwoods. "Severance costs" reflects the expense to the Company in 1997 of outsourcing certain functions. "Subdivision lots, change in accounting method" in 1997 reflects the change in gross margin on residential lot sales resulting from the Company's change in accounting method from recording sales on an "as closed" basis to recording sales on a "as sold" basis. "Income from resolution of claims" reflects the income to the Company from the resolution of certain claims in 1997 and 1996. "Costs of securing new management (including stock options)" reflects the expense to the Company in 1996 of obtaining the new members of its senior management. "Litigation settlement expense" reflects the expenses incurred by the Company in 1995 to implement substantially all of its obligations set forth in the Settlement

Agreement and the related legal and other professional expense. "ESOT contribution" reflects the contribution by the Company to the ESOT of 1,375 shares (or 110,000 post-split) of common stock of the Company in 1995. "Other, net" reflects the net of other less significant, non-recurring adjustments.

                              YEAR 2000 COMPLIANCE

     The Company has undertaken steps to address the issues and exposures related to the Year 2000 which may affect key financial, operational, and information systems. By the end of 1998, the Company intends to have all of its key systems converted such that only year 2000 compliant, vendor developed software will be utilized. As the Company is undertaking a complete information system conversion, virtually all costs incurred in this process will be capitalized and such costs are not expected to have a material effect on the Company's consolidated financial statements.

                 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income and its components in the fiscal 1998 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company currently has no components other than net income which would constitute comprehensive income and therefore no additional disclosures are anticipated.

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" requires reporting about operating segments, products and services, geographic areas, and major customers. The objective of the pronouncement is to provide information about the different types of business activities and economic activities in which businesses operate. The adoption of SFAS No. 131 is not expected to require any additional disclosure during fiscal 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
J.C. Nichols Company
Kansas City, Missouri:

     We have audited the accompanying consolidated balance sheets of J.C. Nichols Company and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Kansas City, Missouri
March 6, 1998

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    1997            1996
                                                                    ----            ----
                           ASSETS
Revenue-producing properties (note 2).......................    $163,097,000    $189,011,000
Land and improvement inventories............................       9,791,000      24,204,000
Property held for future development........................       7,793,000       6,918,000
                                                                ------------    ------------
     Total properties.......................................     180,681,000     220,133,000

Cash and cash equivalents...................................      15,968,000      14,454,000
Temporary investments.......................................      42,633,000      45,053,000
Accounts receivable (note 9)................................       3,061,000       2,000,000
Prepaid expenses............................................       6,378,000       6,355,000
Notes receivable (notes 3, 9 and 10)........................      40,757,000      21,514,000
Investments in real estate partnerships (note 4)............       2,457,000       2,163,000
Minority interest in consolidated partnerships..............       4,717,000       4,431,000
Income taxes receivable.....................................         383,000              --
Deferred income taxes (note 7)..............................              --       3,456,000
Other assets, net...........................................         739,000         768,000
                                                                ------------    ------------
                                                                $297,774,000    $320,327,000
                                                                ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage indebtedness (note 5)..............................    $288,553,000    $309,188,000
Notes payable to banks and others (notes 9 and 14)..........      12,990,000       2,000,000
Accounts payable and tenants' deposits......................       9,059,000       6,633,000
Accrued expenses and other liabilities......................       8,613,000       8,020,000
Income taxes payable........................................              --      11,525,000
Accrued contribution to Employee Stock Ownership Trust (note
  10).......................................................              --      11,050,000
Deferred gains on the sale of property......................       2,024,000         517,000
Deferred income taxes (note 7)..............................       2,708,000              --
                                                                ------------    ------------
                                                                 323,947,000     348,933,000
                                                                ------------    ------------
Stockholders' equity (deficit):
  Common stock, par value $.01 per share; 10,000,000 shares
     authorized and 5,721,744 and 5,016,745 shares issued
     (note 13)..............................................         100,000         100,000
  Additional paid-in capital................................      19,917,000       8,319,000
  Retained earnings.........................................      99,788,000      80,402,000
                                                                ------------    ------------
                                                                 119,805,000      88,821,000
  Less treasury stock, at cost (1,179,235 and 164,345 shares
     of common stock) (note 14).............................     145,978,000     117,427,000
                                                                ------------    ------------
Total stockholders' equity (deficit)........................     (26,173,000)    (28,606,000)
Commitments and contingencies (notes 2, 8 and 10)...........
                                                                ------------    ------------
                                                                $297,774,000    $320,327,000
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           1997            1996            1995
                                                           ----            ----            ----
Sales and revenues:
  Rents.............................................    $78,076,000    $ 79,878,000    $ 79,818,000
  Property sales....................................      7,137,000       6,623,000       6,047,000
  Commissions and fees..............................      1,057,000       1,232,000       1,459,000
  Dividends and interest............................      5,740,000       4,634,000       4,806,000
  Gains on sales of investments and other assets....      2,628,000      34,867,000       5,711,000
  Equity in earnings of unconsolidated affiliates...      1,639,000         697,000         157,000
  Other.............................................      1,582,000       4,697,000       1,307,000
                                                        -----------    ------------    ------------
                                                         97,859,000     132,628,000      99,305,000
                                                        -----------    ------------    ------------
Costs and expenses:
  Selling, general and operating expenses...........     44,654,000      45,394,000      45,952,000
  Cost of property sales............................      5,325,000       5,162,000       3,944,000
  Interest..........................................     22,333,000      23,466,000      27,862,000
  Depreciation and amortization.....................     13,483,000      13,954,000      14,355,000
  Employee Stock Ownership Trust contribution (note
     10)............................................             --              --       1,787,000
  Valuation allowances..............................             --              --       2,350,000
  Litigation settlement (note 11)...................             --              --      19,553,000
                                                        -----------    ------------    ------------
                                                         85,795,000      87,976,000     115,803,000
                                                        -----------    ------------    ------------

Income (loss) before income taxes...................     12,064,000      44,652,000     (16,498,000)

Income tax expense (benefit) (note 7)...............     (7,322,000)     16,750,000      (5,746,000)
                                                        -----------    ------------    ------------

Net income (loss)...................................    $19,386,000    $ 27,902,000    $(10,752,000)
                                                        ===========    ============    ============

Basic income (loss) per share.......................          $4.63           $5.75          $(0.74)
                                                        ===========    ============    ============
Diluted income (loss) per share.....................          $4.47           $5.62          $(0.74)
                                                        ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1997            1996            1995
                                                      ----            ----            ----
Common stock:
  Balance at beginning and end of year (note
     13)........................................  $     100,000   $     100,000   $     100,000
                                                  -------------   -------------   -------------
Additional paid-in capital (note 13):
  Balance at beginning of year..................      8,319,000       7,079,000       6,002,000
  Contribution of 110,000 shares to Employee
     Stock Ownership Trust (note 10)............             --              --       1,077,000
  Conveyance of 679,999 shares to Employee Stock
     Ownership Trust and to a Court (note 10)...     11,050,000              --              --
  Income tax benefit of options exercised on
     25,000 shares..............................        381,000              --              --
  Earned stock compensation (note 12)...........        167,000       1,240,000              --
                                                  -------------   -------------   -------------
  Balance at end of year........................     19,917,000       8,319,000       7,079,000
                                                  -------------   -------------   -------------
Unrealized gain on marketable equity securities
  available-for-sale, net of income taxes:
  Balance at beginning of year..................             --      21,023,000      13,755,000
  Unrealized gain, net of income taxes of
     $184,000 and $4,165,000....................             --         320,000       7,612,000
  Realized loss from sale of securities, net of
     income taxes of $23,000....................             --              --          42,000
  Realized gain from sale of securities, net of
     income taxes of $11,636,000 and $208,000...             --     (21,343,000)       (386,000)
                                                  -------------   -------------   -------------
  Balance at end of year........................             --              --      21,023,000
                                                  -------------   -------------   -------------
Retained earnings:
  Balance at beginning of year..................     80,402,000      52,500,000      63,252,000
  Net income (loss).............................     19,386,000      27,902,000     (10,752,000)
                                                  -------------   -------------   -------------
  Balance at end of year........................     99,788,000      80,402,000      52,500,000
                                                  -------------   -------------   -------------
Treasury stock:
  Balance at beginning of year..................   (117,427,000)   (117,427,000)    (14,582,000)
  Contribution of 110,000 shares to Employee
     Stock Ownership Trust (notes 10 and 13)....             --              --         710,000
  Receipt of 12,227 shares in litigation
     settlement (note 11).......................             --              --      (9,207,000)
  Receipt of 125,242 shares previously securing
     note receivable (note 11)..................             --              --     (94,348,000)
  Purchase of 948,880 shares (note 14)..........    (25,857,000)             --              --
  Receipt of 54,162 shares from Employee Stock
     Ownership Trust in payment of note
     receivable (note 10).......................     (1,983,000)             --              --
  Purchase of 11,848 shares.....................       (711,000)             --              --
                                                  -------------   -------------   -------------
  Balance at end of year........................   (145,978,000)   (117,427,000)   (117,427,000)
                                                  -------------   -------------   -------------
Note receivable secured by the Company's common
  stock:
  Balance at beginning of year..................             --              --     (94,348,000)
  Transfer of 125,242 shares to treasury stock
     in settlement of note receivable (note
     11)........................................             --              --      94,348,000
                                                  -------------   -------------   -------------
  Balance at end of year........................             --              --              --
                                                  -------------   -------------   -------------
Total stockholders' equity (deficit)............  $ (26,173,000)  $ (28,606,000)  $ (36,725,000)
                                                  =============   =============   =============

          See accompanying notes to consolidated financial statements.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1997            1996            1995
                                                           ----            ----            ----
Operating activities:
  Net income (loss)..................................  $ 19,386,000    $ 27,902,000    $(10,752,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization.................    13,483,000      13,954,000      14,355,000
       Valuation allowances..........................            --              --       2,350,000
       Earned stock compensation.....................       167,000       1,240,000              --
       Noncash portion of litigation settlement......            --              --      13,588,000
       Deferred income taxes.........................     6,164,000       2,062,000      (2,597,000)
       Equity in earnings of unconsolidated
          affiliates.................................    (1,639,000)       (697,000)       (157,000)
       Employee Stock Ownership Trust contribution...            --              --       1,787,000
       Gains on sales of investments and other
          assets.....................................    (2,628,000)    (34,867,000)     (5,711,000)
       Changes in:
          Land and improvement inventories...........     3,604,000       2,714,000       7,280,000
          Accounts receivable........................    (1,114,000)      2,165,000         577,000
          Minority interest in consolidated
            partnerships.............................      (424,000)       (147,000)       (430,000)
          Accounts payable and tenants' deposits.....     2,577,000        (153,000)       (539,000)
          Accrued expenses and other liabilities.....       707,000        (577,000)       (640,000)
          Current income taxes.......................   (11,528,000)     15,717,000       1,437,000
          Other, net.................................    (1,954,000)        400,000       1,469,000
                                                       ------------    ------------    ------------
Net cash provided by operating activities............    26,801,000      29,713,000      22,017,000
                                                       ------------    ------------    ------------
Investing activities:
  Net (increase) decrease in temporary investments...     2,420,000     (40,447,000)       (202,000)
  Payments on notes receivable.......................     9,086,000       8,773,000       6,927,000
  Issuance of notes receivable.......................   (19,466,000)     (6,632,000)     (6,174,000)
  Additions to revenue-producing properties..........   (11,327,000)     (8,317,000)     (7,862,000)
  Purchase of marketable equity securities...........            --              --      (3,021,000)
  Proceeds from sales of capital assets..............     9,577,000       3,056,000       5,269,000
  Return of capital from unconsolidated affiliates...     1,360,000         400,000         420,000
  Proceeds from sales of marketable equity
     securities......................................            --      38,617,000         925,000
  Maturities of marketable securities................            --              --       2,359,000
  Investments in and advances to unconsolidated
     affiliates......................................       (15,000)        (14,000)       (394,000)
  Other, net.........................................       191,000          (6,000)         30,000
                                                       ------------    ------------    ------------
Net cash used in investing activities................    (8,174,000)     (4,570,000)     (1,723,000)
                                                       ------------    ------------    ------------
Financing activities:
  Payments on mortgage indebtedness..................   (22,978,000)    (20,593,000)    (11,825,000)
  Issuance of mortgage indebtedness..................    21,366,000       6,353,000              --
  Purchases of treasury stock........................   (13,521,000)             --      (4,901,000)
  Issuance of notes to banks and others..............            --              --      11,356,000
  Payments on notes to banks and others..............    (2,000,000)     (3,658,000)    (22,362,000)
  Dividends paid.....................................            --              --      (1,180,000)
  Capital contributions from minority partners.......        20,000              --       1,641,000
                                                       ------------    ------------    ------------
Net cash used in financing activities................   (17,113,000)    (17,898,000)    (27,271,000)
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents........................................     1,514,000       7,245,000      (6,977,000)
Cash and cash equivalents, beginning of year.........    14,454,000       7,209,000      14,186,000
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year...............  $ 15,968,000    $ 14,454,000    $  7,209,000
                                                       ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The consolidated financial statements include the accounts of J.C. Nichols Company and its majority controlled affiliates (the Company). Significant intercompany profits, transactions and balances have been eliminated.

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

  Land and Improvement Inventories

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

  Deferred Gains on the Sale of Property

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

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

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

  Temporary Investments and Cash Equivalents

     Temporary investments are marketable securities which are callable within 30 to 180 days of purchase and are carried at the lower of amortized cost or market value. Cash equivalents include money market funds, certificates of deposit and debt securities acquired with an original maturity of three months or less.

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

  Income (Loss) Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 128 Earnings Per Share, which established new standards for computing and presenting income per share. Basic income per share is computed using the weighted average number of common shares outstanding during each year. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each year. All income per share data has been restated to reflect the adoption of SFAS No. 128 and retroactive adjustment of the 1996 stock split (see note 13).

     The shares used in the calculation of basic and diluted income per share are shown below:

                                                   1997         1996          1995
                                                   ----         ----          ----
Weighted average common shares outstanding
  for computation of basic income per
  share......................................    4,186,219    4,852,400    14,469,360
Stock options................................      153,807      116,029            --
                                                 ---------    ---------    ----------
Shares outstanding for computation of diluted
  income per share...........................    4,340,026    4,968,429    14,469,360
                                                 =========    =========    ==========

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

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

  Reclassifications

     Certain amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2) REVENUE-PRODUCING PROPERTIES

     Revenue-producing properties at December 31, 1997 and 1996 consisted of:

                                                          1997            1996
                                                          ----            ----
Land and improvements.............................    $ 25,567,000    $ 29,355,000
Buildings and improvements........................     284,423,000     308,667,000
Furnishings and equipment.........................       5,450,000       4,163,000
Construction in progress..........................       5,925,000         625,000
                                                      ------------    ------------
                                                       321,365,000     342,810,000
Less accumulated depreciation.....................     158,268,000     153,799,000
                                                      ------------    ------------
                                                      $163,097,000    $189,011,000
                                                      ============    ============

     As of December 31, 1997, future minimum lease payments receivable under noncancelable operating leases, excluding apartments, are as follows:

                            YEAR                                   AMOUNT
                            ----                                   ------
1998........................................................    $ 37,333,000
1999........................................................      32,294,000
2000........................................................      25,810,000
2001........................................................      21,574,000
2002........................................................      18,194,000
Thereafter..................................................     136,483,000
                                                                ------------
Total future minimum lease payments.........................    $271,688,000
                                                                ============

     Contingent rents amounted to $3,395,000, $3,713,000 and $4,162,000 for 1997, 1996 and 1995, respectively. Apartment rentals under leases of one year or less aggregated $19,793,000, $19,735,000 and $18,681,000 for 1997, 1996 and
1995, respectively.

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

     Based on its assessment of the feasibility of developing Bay Plaza under the existing cost structure, management determined in 1994 that the value of Bay Plaza had declined and reduced its carrying value to $3,000,000 at December 31, 1994. During 1996, the Company disposed of certain Bay Plaza assets with a book value of $7,300,000 and was released from related mortgages payable in the amount of $2,200,000. In December 1997, the Company sold substantially all of its remaining Bay Plaza assets for $4,000,000, realizing a gain of $2,500,000.

     In December 1996, the Company announced a $240,000,000 plan to redevelop areas on and around the Country Club Plaza in Kansas City, Missouri. The Company filed an application with the Tax Increment Financing Commission of Kansas City seeking to use funds generated from tax increment financing to fund approximately 25% of the proposed redevelopment. The application was approved by the Tax Increment Financing Commission, and the City Council of Kansas City, Missouri gave final approval in April 1997. The

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

Plan is to be executed over the next ten years and is contingent on market demand. The Company is currently exploring various options for funding development cost in excess of the approved tax increment financing. At December 31, 1997, the Company had capitalized approximately $5,100,000 in costs relating to the redevelopment.

(3) NOTES RECEIVABLE

     Notes receivable at December 31, 1997 and 1996 consisted of:

                                                           1997           1996
                                                           ----           ----
Promissory notes, collateralized by real estate, due
  1998 to 2013, 7% to 11%...........................    $24,682,000    $14,116,000
Notes receivable -- ESOT (note 10)..................     12,000,000      1,926,000
Notes receivable -- miscellaneous, 8% to 10%........        657,000      2,577,000
First mortgage and construction loans on residential
  property, 10% to 10.5%............................      3,418,000      2,895,000
                                                        -----------    -----------
                                                        $40,757,000    $21,514,000
                                                        ===========    ===========

     In 1997, the Company sold a parcel of real estate in exchange for a $10,845,000 promissory note receivable bearing interest at 7% and maturing on May 10, 2000. The resulting gain of $1,523,000 was deferred at December 31, 1997 and will be recognized upon collection of the note.

     The Company has valuation reserves of $1,954,000 and $3,799,000 related to notes receivable at December 31, 1997 and 1996, respectively.

(4) INVESTMENTS IN REAL ESTATE PARTNERSHIPS

     In November, 1997, the Company entered into an agreement with Kessinger/Hunter & Company, Inc. (Kessinger/Hunter) to form a limited liability company (LLC) to provide services to previous Kessinger/Hunter clients as well as management and leasing for the Company's portfolio of office, industrial and retail properties, excluding the Country Club Plaza in Kansas City, Missouri. On January 2, 1998, the Company made an initial investment in the LLC of $4,286,000, which represents a 30% equity interest. The Company has the option of increasing its equity interest to 65% by 2001. In addition, the agreement provides to the LLC a call right which enables it to purchase up to 76,530 shares of common stock of the Company at a price of $56 per share. In February 1998, the LLC returned to the Company the $4,286,000 to permit it to exercise this call right. Accordingly, the Company will issue 76,530 shares of its common stock to the LLC.

     At December 31, 1997, the Company had an equity interest in the following unconsolidated entities:

                                                              PERCENT OWNED
                                                              -------------
Center Court Partners.......................................      50.0%
Dallas County Partners......................................      50.0
Dallas County Partners II...................................      50.0
Dallas County Partners III L.C..............................      50.0
Fountain Three..............................................      50.0
Terrace Place Partners......................................      50.0
Meredith Drive Associates L.P...............................      49.5
Board of Trade Investment Company...........................      49.0
J.C. Nichols Real Estate....................................      40.0
4600 Madison Associates L.P.................................      12.5
Raphael Hotel Group L.P.....................................       5.0

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

     Selected aggregate financial data for unconsolidated affiliates for 1997 and 1996 is presented below:

                                                        1997           1996
                                                        ----           ----
Total assets......................................  $131,341,000   $125,076,000
Total liabilities (note 8)........................  $141,526,000   $137,870,000
Net income........................................  $  3,714,000   $  2,189,000

(5) MORTGAGE INDEBTEDNESS

     Mortgage indebtedness consists principally of first mortgage notes on revenue-producing properties. These obligations bear annual interest at rates ranging from 3.9% to 10.5% and mature from 1998 to 2021. Substantially all of the Company's revenue-producing properties are pledged to secure this debt.

     Aggregate annual principal payments applicable to mortgage indebtedness subsequent to December 31, 1997 are:

1998........................................................  $  8,723,000
1999........................................................    13,968,000
2000........................................................     6,982,000
2001........................................................     7,419,000
2002........................................................    15,540,000
Thereafter..................................................   235,921,000
                                                              ------------
                                                              $288,553,000
                                                              ============

     As a result of the bankruptcy of a primary tenant, the Company ceased making debt service payments on the underlying loan in 1991 and began negotiations with the lender to restructure the debt agreement. As of December 31, 1993, this nonrecourse debt had a principal balance of $7,149,000 and accrued interest of $1,818,000. In March 1994, the Company and the lender agreed to restructure the loan which required a cash payment of $1,649,000 to reduce the loan balance to $5,500,000. Accrued interest through February 1994 was waived under the agreement. The restructuring reduced the effective interest rate for financial statement purposes from 12% to approximately 3%.

     Due to the loss of a primary tenant in an office building that had an underlying mortgage, the Company began negotiations in 1995 with the lender to restructure the debt agreement. As of December 31, 1995, this nonrecourse debt had a principal balance of $22,500,000 and accrued interest of $3,720,000. In January 1996, the Company and the lender agreed to restructure the loan, which required a cash payment by the Company of $2,500,000. In addition, the Company has the option to retire the outstanding indebtedness prior to maturity for $14,000,000 less future principal payments thereon. The restructuring reduced the effective interest rate beginning in 1996, for financial statement purposes, from 10.5% to approximately 3%.

     In 1997, the Company relinquished certain partnership interests, the primary assets of which were revenue-producing properties, in exchange for the acquiror assuming $18,223,000 of related mortgage indebtedness. As a result of this transaction, the Company recognized a gain of $128,000.

     Certain debt agreements provide for a 50% sharing of positive and negative cash flows from operations and capital expenditures as defined between the parties. Interest expense recognized for such sharing was $622,000, $929,000 and $479,000 for 1997, 1996 and 1995, respectively. Additionally, as of December 31, 1997 and 1996, mortgage indebtedness includes a $4,026,000 preference item related to these agreements. The Company's liability is contingent upon certain conditions being met upon the sale or refinancing of the mortgaged properties.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

     Interest payments (net of capitalized interest of $31,000, $14,000 and $121,000, respectively) aggregated $22,533,000, $22,898,000 and $28,417,000 for
1997, 1996 and 1995, respectively.

     The Company has a $10,000,000 unsecured line of credit with a bank. Interest on outstanding borrowings are at the prime rate and are due on demand. There were no borrowings on this line of credit at December 31, 1997 or 1996.

(6) DEFERRED COMPENSATION

     Prior to 1995, the Company accrued deferred compensation for certain key personnel to be paid over a five or ten-year period following retirement or death, including interest. Interest expense related to these agreements amounted to $126,000, $229,000 and $275,000 for 1997, 1996 and 1995, respectively, with the accrued liability as of December 31, 1997 and 1996 aggregating $2,113,000 and $2,910,000, respectively.

(7) INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                               1997           1996           1995
                                               ----           ----           ----
Current................................    $(13,486,000)   $14,688,000    $(3,149,000)
Deferred...............................       6,164,000      2,062,000     (2,597,000)
                                           ------------    -----------    -----------
Total income tax expense (benefit).....    $ (7,322,000)   $16,750,000    $(5,746,000)
                                           ============    ===========    ===========

     In 1997, the Company recognized $11,846,000 in additional income tax benefit after the conveyance of 679,999 common shares to the Employee Stock Option Trust (ESOT) and to a Court was determined to be fully deductible by the Internal Revenue Service (IRS), as described in note 10. The deduction for the contribution of those shares is based on the market value at the date of the conveyance, with no limitations.

     Total income tax expense (benefit) differs from expected income tax expense (benefit) as follows:

                                               1997           1996           1995
                                               ----           ----           ----
Expected income tax expense (benefit)
  at 34%...............................    $  4,102,000    $15,182,000    $(5,609,000)
ESOT contribution......................     (11,846,000)            --             --
Tax-exempt income......................              --             --        (26,000)
State income taxes, exclusive of ESOT
  contribution.........................         422,000      1,455,000             --
Dividend exclusion.....................              --         (7,000)      (170,000)
Other, net                                           --        120,000         59,000
                                           ------------    -----------    -----------
Total income tax expense (benefit).....    $ (7,322,000)   $16,750,000    $(5,746,000)
                                           ============    ===========    ===========

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

     Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting and such amounts measured by tax laws and regulations. Deferred income taxes are comprised of the following:

                                                        1997           1996
                                                        ----           ----
Deferred tax assets:
  Property and receivable allowances..............  $  3,430,000   $ 10,590,000
  Note receivable extinguished in settlement (note
     11)..........................................    15,715,000     15,715,000
  Alternative minimum tax credits.................     6,162,000             --
  Gains recognized for tax reporting, deferred for
     financial reporting..........................     4,024,000      3,654,000
  Net operating loss carryforward.................     2,066,000             --
  Deferred compensation...........................       718,000        990,000
  ESOT contributions..............................            --      4,437,000
  Other...........................................            --        106,000
                                                    ------------   ------------
Total gross deferred tax assets...................    32,115,000     35,492,000
Less valuation allowance..........................   (15,715,000)   (15,715,000)
                                                    ------------   ------------
Total deferred tax assets.........................    16,400,000     19,777,000
                                                    ------------   ------------
Deferred tax liabilities:
  Accelerated depreciation........................   (12,601,000)   (11,845,000)
  Gains recognized for financial reporting,
     deferred for tax reporting...................    (5,696,000)    (4,476,000)
  State taxes.....................................      (804,000)            --
  Other...........................................        (7,000)            --
                                                    ------------   ------------
Total deferred tax liabilities....................   (19,108,000)   (16,321,000)
                                                    ------------   ------------
Net deferred tax assets (liabilities).............  $ (2,708,000)  $  3,456,000
                                                    ============   ============

     The Company filed its 1996 income tax returns reflecting a net operating loss primarily attributable to a $103 million deduction for losses of principal and accrued interest arising from notes and accounts receivable to the Company from its ESOT and from a limited partnership, owned by the Company's former president, which could result in immediate tax benefits of up to $7,400,000 and additional deferred tax benefits of up to $39 million. Due to the uncertainty surrounding these issues, the Company has not recognized these tax benefits in the accompanying consolidated financial statements.

     Net cash refunds for income taxes during 1997, 1996 and 1995 were $2,543,000, $955,000 and $4,588,000, respectively.

(8) CONCENTRATION OF CREDIT RISK

     Several of the Company's consolidated general partnerships and subsidiaries have revenue-producing real estate. During the initial lease-up phase, this real estate generated net operating losses, which upon consolidation resulted in minority obligations to the Company of $4,717,000 and $4,431,000 at December 31, 1997 and 1996, respectively. If the outside partners fail to perform their obligations, such amounts may not be realized by the Company. Based on its evaluation of the outside partners, the Company has determined that the outside partners have the financial ability to perform their obligations.

     As of December 31, 1997 and 1996, the aggregate of the liabilities of unconsolidated partnerships in which the Company is a general partner, excluding nonrecourse debt, is approximately $10,477,000 and

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

$12,534,000, respectively. The Company could become liable for such amounts in the event of default by the various partnerships and nonperformance by the outside partners.

     The collection of principal and interest balances secured by revenue-producing properties and real estate under development is dependent upon sufficient cash flows from operations of the properties, refinancing, capital infusions from outside parties or the sale of the related property. All such property is principally located in the metropolitan Kansas City, Missouri area.

(9) AFFILIATED PARTY BALANCES AND TRANSACTIONS

     Included in the consolidated financial statements are the following affiliated party balances:

                                                            1997           1996
                                                            ----           ----
Notes receivable (note 10)...........................    $12,497,000    $4,084,000
Accounts receivable..................................        400,000       737,000
Notes payable........................................             --     2,000,000

     The Company established a valuation allowance of $2,467,000 at December 31, 1994 related to notes and accounts receivable from former executive officers and directors of the Company who were removed from their positions on May 26, 1995 by action of the Board of Directors. The Company entered settlement agreements in August 1995 with certain former executive officers and directors (see note
11).

(10) EMPLOYEE STOCK OWNERSHIP TRUST (ESOT)

     The Company has an Employee Stock Ownership Plan (ESOP) related to the ESOT. All nonunion employees of the Company qualify for participation in the ESOP after one year of continuous service (1,000 hours) and upon reaching age twenty-one. Under the terms of the ESOP, the Company makes voluntary contributions, as determined by the Board of Directors and not to exceed IRS limitations, that are allocated to participants using a formula based on compensation. Compensation is defined as total salary and wages paid by the Company subject to certain limitations. Noncash contributions to the ESOT are recorded at fair market value.

     As of December 31, 1997 and 1996, the ESOT held 1,390,233 shares and 825,280 shares, respectively, of common stock of the Company.

     In 1995, the Company contributed 110,000 shares of the Company's common stock to the ESOT which were valued at $1,787,500.

     On August 15, 1997, as part of the 1995 settlement described in note 11, the Company conveyed to the Company's ESOT 620,586 shares of common stock and $2,326,000 plus accrued interest of $226,000. Additionally, the Company agreed to resolve related claims with certain ESOP participants by reducing the settlement payment otherwise due to the ESOT by approximately $67,000 and 59,413 shares of the Company's common stock, which were delivered to a Court to determine the proper payee or payees. The Company also agreed to make a nondeductible payment of approximately $585,000 to the IRS. The IRS agreed, among other things, that the Company may deduct in full the value of the settlement payments to the ESOT and a Court and that such payments and methods of allocating the payments will not adversely affect the tax qualification of the ESOP.

     The conveyance of cash and stock resulted in a decrease in liabilities of $13,602,000, an increase in additional paid-in capital of $11,050,000 and a decrease in income tax expense of $11,846,000.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

     ESOP participants may request their distributions from the ESOT in cash or Company common stock that is held by the ESOT. Future distributions to ESOP participants for the next five years based on December 31, 1997 market values of Company common stock could be as much as:

1998........................................................  $11,500,000
1999........................................................    1,900,000
2000........................................................    2,900,000
2001........................................................    4,900,000
2002........................................................   11,400,000
Thereafter..................................................   45,800,000

     In the absence of a liquid trading market for the Company's common stock, the Company may be obligated to repurchase shares of the Company's common stock from ESOP participants in future years in the amounts detailed above. The ESOT has sufficient assets to meet its obligations, and the Company has recorded no additional liability beyond its contributions to the ESOT.

     In 1997 and 1996, the Company provided short-term advances to the ESOT to assist in funding distributions and expenses. All advances to the ESOT are unsecured and noninterest bearing. At December 31, 1997 and 1996, the Company had advanced $12,000,000 and $1,926,000, respectively. The amount due at December 31, 1996, from the ESOT, along with an additional advance of $56,000, was repaid by the ESOT during January 1997 by transferring 54,162 shares of the Company's common stock to the Company.

(11) LITIGATION AND SETTLEMENTS

     In 1995, the Company was involved in various legal actions as plaintiff and defendant against former officers and directors, representatives of the ESOT, minority shareholders and others. The Company had requested, among other things, that the District Court rescind certain transactions (including the 1992 transactions described below) between the Company and former executive officers, the ESOP and others.

     The Company and various other parties entered settlement agreements in August 1995 which required conveyance of Company common stock, payment of cash and extinguishment of amounts due to and from the Company in consideration of releases from all present and future claims by, among and between the parties to the settlements.

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

     In May 1992, a limited partnership owned in part by the Company's former president, acquired 125,242 unallocated shares of common stock of the Company from the ESOT. These shares were acquired for $124,529,000 through the assumption of existing principal indebtedness from the ESOT of $94,348,000 and accrued interest and other advances of $30,181,000. The Company had previously recorded, as contribution expense, the accrued interest and other advances to the ESOT. At the time the shares were sold, the $30,181,000 was deferred and recorded as a reduction of the contractual note receivable from the limited

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
partnership. The $94,348,000 note receivable, secured by Company stock as of December 31, 1994, was comprised of the contractual note receivable from the limited partnership of $124,529,000 net of the $30,181,000 deferrals. Contractual interest of $12,291,000 on the note receivable from the limited partnership was deferred as of December 31, 1993. Pursuant to a Pledge Agreement, the shares of common stock were pledged as collateral to secure the note receivable from the limited partnership. The related note receivable was due in ten annual equal installments beginning December 31, 1994 and had a stated interest rate of prime (6.0% as of December 31, 1993) payable annually beginning December 31, 1994. As part of the 1995 settlement, the unallocated 125,242 shares were conveyed to the Company as treasury stock in exchange for extinguishment of the $94,348,000 note receivable and all related deferred amounts. This portion of the settlement had no impact on the 1995 consolidated statement of operations.

     In 1994, the Company provided valuation allowances of $2,502,000 on notes and accounts receivable that were part of the 1995 litigation settlement. The impact of the litigation settlement included in the 1995 statement of operations was as follows:

ESOT contribution (8,500 shares and $2,000,000).............    $13,050,000
Settlement of notes and accounts receivable ($5,619,000) and cash paid ($9,665,000), net of related obligations
  ($1,064,000) and receipt of 12,227 shares of Company
  common stock ($9,207,000).................................      5,013,000
Legal expenses ($8,117,000), net of insurance reimbursement
  ($6,627,000)..............................................      1,490,000
                                                                -----------
                                                                $19,553,000
                                                                ===========

(12) EARNED STOCK COMPENSATION

     In March 1996, the Company approved the 1996 Stock Option Plan (the Plan) enabling the Company to grant stock options to eligible plan participants. The options vest immediately upon a change in control, as defined, of the Company. Pursuant to this Plan, the Company in 1996 granted to an executive officer a nonstatutory stock option to purchase 64,000 shares at a price of $.0125 per share, which option vested 50% on January 1, 1996 and the remaining 50% vested on January 1, 1997. The Company recorded compensation expense and additional paid-in capital relating to this stock option during the year ended December 31, 1996 of $1,240,000. An incentive stock option was also granted to this executive officer to purchase 160,000 shares of common stock of the Company at a price of $19.375 per share, which option vests at a rate of 10% on December 31, 1996, 15% on December 31, 1997 and 25% annually on December 31 for the years ended 1998, 1999 and 2000. The fair market value of the Company's common stock was $19.375 per share at the date this incentive stock option was granted.

     In July 1997, the Company granted to key executives nonstatutory stock options to purchase 27,500 shares of the Company's common stock at a price of $30 per share. The options vest 20% on January 1, 1998, 35% on January 1, 1999, and 45% on January 1, 2000. At the date of grant, the estimated fair market value of the stock was approximately $46 per share. In 1997, the Company recorded compensation expense and additional paid-in capital relating to these options of $167,000.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

     Transactions involving the 1996 Stock Option Plan are as follows:

                                                   1997                  1996
                                            -------------------   -------------------
                                            NUMBER OF   AVERAGE   NUMBER OF   AVERAGE
                                             SHARES      PRICE     SHARES      PRICE
                                            ---------   -------   ---------   -------
Stock options:
  Outstanding, beginning of year..........   224,000    $13.84          --    $   --
  Granted during the year.................    27,500     30.00     224,000     13.84
  Exercised during the year                  (25,000)     0.01          --        --
                                             -------    ------     -------    ------
  Outstanding, end of year................   226,500    $17.33     224,000    $13.84
                                             =======    ======     =======    ======

     Options outstanding and exercisable are as follows:

 OUTSTANDING AT     EXERCISE    EXERCISABLE AT     AVERAGE
DECEMBER 31, 1997    PRICE     DECEMBER 31, 1997    PRICE
-----------------   --------   -----------------   -------
      39,000         $ 0.01         39,000         $ 0.01
     160,000          19.38         40,000          19.38
      27,500          30.00          5,500          30.00
     -------         ------         ------         ------
     226,500         $17.33         84,500         $11.13
     =======         ======         ======         ======

     On January 1, 1996, the Company adopted SFAS 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to disclose pro forma net income and income per share as if the fair value-based method defined in SFAS 123 had been applied, while continuing to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     The Company has elected to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123. Had compensation expense for the Company's incentive and nonstatutory stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's net income and diluted earnings per share would have been reduced by approximately $501,000, or $.12 per share in 1997 and $367,000, or $.07 per share in 1996. The weighted average fair value of all options granted during 1997 and 1996 is estimated as $36.38 and $12.34 per share, respectively, on the date of grant using an option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 7.0%, and an average expected life of ten years in 1997 and
11.4 years in 1996. The stock price volatility was 52.7% in 1997.

     Pro forma net income reflects only options granted and vested by the end of the respective year. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period.

(13) STOCK SPLIT

     On May 29, 1996, the Company approved an increase from 225,000 to 10,000,000 in the number of shares of common stock authorized for issuance by the Company and a decrease in the par value per share of common stock from $20.00 to $.01. Additionally, the Company approved an 80-for-1 stock split of the Company's common stock for all issued and outstanding shares not then held in the Company's treasury. Accordingly, the common stock par value decreased from $4,500,000 to $100,000 with an off-setting increase

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
in additional paid-in capital from $2,679,000 to $7,079,000. All periods presented have been restated to reflect the effect of the Company's stock split.

(14) TREASURY STOCK

     Included in treasury stock transactions during 1997 is the purchase by the Company of 948,880 shares of its common stock from a shareholder in January 1997 for $25,857,000, payable in cash of $12,849,000 (which included approximately $39,000 of interest) and a note payable of $12,990,000 (net of expenses totaling approximately $57,000), bearing interest at 8% and due January 29, 1999.

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     - Notes receivable -- Fair value for notes receivable was estimated utilizing discounted cash flow calculations based on interest rates currently offered for notes with similar terms and credit risk.

     - Temporary investments -- Fair values for temporary investments were based upon quoted market prices.

     - Notes payable to banks and others -- The carrying value of these financial instruments approximates fair value.

     - Mortgage indebtedness -- The carrying value of variable rate mortgages approximates fair value. Fair value for fixed rate mortgage indebtedness was estimated utilizing discounted cash flow calculations based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     - Off-balance sheet instruments -- Fair value of commitments to extend credit, guarantees of debt and letters of credit is based on the estimated fees which would be charged for similar arrangements or the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The aggregate amount of these fees is not material to the consolidated financial statements.

     The estimated fair values of the Company's financial instruments were as follows:

                                                     1997                            1996
                                         ----------------------------    ----------------------------
                                           CARRYING          FAIR          CARRYING          FAIR
                                            VALUE           VALUE           VALUE           VALUE
                                           --------         -----          --------         -----
Financial assets:
  Temporary investments................  $ 42,633,000    $ 42,633,000    $ 45,053,000    $ 45,053,000
  Notes receivable.....................    40,757,000      39,861,000      21,514,000      20,900,000
Financial liabilities:
  Notes payable to banks and others....    12,990,000      12,990,000       2,000,000       2,000,000
  Mortgage indebtedness................   288,553,000     279,341,000     309,188,000     300,234,000

     The fair value estimates presented are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
statements since the balance sheet date, and current estimates may differ significantly from the amounts presented above.

(16) POTENTIAL SALE OF COMPANY

     In December 1997, with the approval of the Board of Directors, the Company entered into a definitive agreement to merge with a wholly-owned subsidiary of Highwoods Properties, Inc. (Highwoods), a real estate investment trust based in North Carolina for consideration of $65 per common share of the Company to be received as a combination of cash and Highwood's common stock, subject to certain limitations. The potential merger is conditional upon the approval of two-thirds of the Company's shareholders. Under certain conditions, if the Highwoods transaction is not consummated because the Board of Directors withdraws its support for the transaction, the Company may be required to pay a breakup fee ranging from $2,500,000 to $17,200,000 to Highwoods.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
J.C. Nichols Company
Kansas City, Missouri:

     Under date of March 6, 1998, we reported on the consolidated balance sheets of J.C. Nichols Company and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules in the annual report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, these consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK LLP

Kansas City, Missouri
March 6, 1998

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                                                                 COSTS
                                                                                                  TOTAL       CAPITALIZED
                                                                                                 INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND      BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----      -----------    -----------
  KANSAS CITY, MISSOURI
  Country Club Plaza     Millcreek Block        Office & Retail    $ 2,595,435    $   73,343   $     82,820   $ 4,731,005
  Country Club Plaza     Triangle Block         Retail               1,709,189        32,857        284,951       651,188
  Country Club Plaza     Balcony Block          Office & Retail      3,734,895        80,670      4,755,506     1,568,643
  Country Club Plaza     Macy Building          Retail                      --        41,921        140,668     2,442,558
  Country Club Plaza     Esplanade Block        Office & Retail      7,659,699       138,830        883,230     2,469,596
  Country Club Plaza     Plaza Central          Retail               1,519,279       111,638        818,484     2,615,338
  Country Club Plaza     Theatre Block          Office & Retail      5,507,387        92,377        796,865     1,701,276
  Country Club Plaza     Swanson Block          Retail               3,608,288       103,707         83,720     5,509,830
  Country Club Plaza     Halls Building         Retail               1,645,886       101,668      3,209,723       411,563
  Country Club Plaza     Nichols Block          Office & Retail      3,165,165        87,694        349,267     2,150,060
  Country Club Plaza     Time Block             Office & Retail     11,774,413       215,950      1,907,746     2,749,542
  Country Club Plaza     48th & Penn            Retail               1,772,492        42,299        177,782       298,215
  Country Club Plaza     Seville Shops West     Retail               2,278,919       224,485        572,084       132,756
  Country Club Plaza     Plaza Savings South    Retail               1,962,402        64,430      1,949,328       182,654
  Country Club Plaza     Court of the Penguins  Retail               2,658,739        51,212      2,744,639       198,019
  Country Club Plaza     Seville Square         Office & Retail      6,013,813        62,844      1,969,500     7,042,257
  Country Club Plaza     Plaza Parking          Parking                     --       689,286        204,291            --
  Country Club Plaza     Common Areas           Sidewalks,                  --            --        336,922       869,687
                                                 Fountains,
                                                 Statues
  4620 Nichols Parkway   Parkway Building       Office                      --        44,414        858,939       524,327
  300-320 East 51st St.  Colonial Shops         Retail                      --         6,805        139,680        90,809
  301-337 East 55th St.  Crestwood Shops        Retail                      --        18,205        114,196        85,819
  63rd & Brookside       Brookside Shops        Office & Retail      4,251,989       128,392        521,792       922,710
  7100-7126 Wornall Rd.  Romanelli Shops        Retail                      --         4,656         87,629        54,694
  Red Bridge & Holmes    Red Bridge Shops       Retail                      --         8,860      1,717,885     1,863,187
  7140 Wornall Road      Romanelli Annex        Office & Retail             --         1,404          8,351        34,369
  Two Brush Creek Blvd.  Two Brush Creek Plaza  Office               6,533,612         6,539      7,327,125       431,593
  One Ward Parkway       One Ward Parkway       Office                      --        10,755      5,946,413       228,161
  400 East Red
   Bridge Rd.            Red Bridge Prof.       Office                 617,578         4,290      1,382,758       342,585
                          Bldg.
  801 West 47th St.      Park Plaza             Office               5,697,297       132,572      6,769,352       797,119
  4900 Main              4900 Main Bldg.        Office & Vacant     22,460,327     2,138,451     18,977,120     1,452,477
                                                 1.926 Acres
  400 East Bannister
   Rd.                   Bannister Business     Industrial           1,208,571         5,839      1,553,689       181,583
                          Center
  6310 Troost            Retail Shops           Land Lease                  --        13,764             --        44,034
  664 E. Red
   Bridge Road           KFC                    Land Lease                  --           604             --            --
  11049 Holmes           Burger King            Land Lease                  --       100,465             --            --
  135th & Holmes
   (18.6 Acres)          Golf Driving Range     Land Lease                  --         5,074              1            --
  Bannister &
   Raytown Rd.           2.928 Acres            Bldg. Lease                 --         1,589              1            --
  (6)655 East Minor
   Drive                 Coach House South      Apartments          20,000,000        54,754     23,400,787     2,988,581
  (6)11230 Oak           Coach House            Apartments           8,000,000        16,285      6,474,535     1,205,966
  11209 McGee Drive      Coach Lamp             Apartments                  --        16,374      1,989,363       630,102

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                      ACCUM.       DATE OF      DATE       DEPR.
  LOCATION/DEVELOPMENT     IMPTS.         IMPTS.         TOTAL          DEPR.        CONST.     ACQUIRED     LIFE
  --------------------     ------       ----------       -----          ------       -------    --------     -----
  KANSAS CITY, MISSOURI
  Country Club Plaza     $    73,343   $  4,813,825   $  4,887,168   $  2,012,051     1920      1906-1910    20-40
  Country Club Plaza          32,857        936,139        968,996        397,887     1925      1906-1910    20-50
  Country Club Plaza          80,670      6,324,149      6,404,819      2,969,614     1925      1906-1910    20-50
  Country Club Plaza          41,921      2,583,226      2,625,147        749,151     1926      1906-1910    20-50
  Country Club Plaza         138,830      3,352,826      3,491,656      2,033,551     1928      1906-1910    20-50
  Country Club Plaza         111,638      3,433,822      3,545,460      1,959,734     1958      1906-1910    20-40
  Country Club Plaza          92,377      2,498,141      2,590,518      1,312,854     1928      1906-1910    20-45
  Country Club Plaza         103,707      5,593,550      5,697,257      2,412,931     1967      1906-1910    20-55
  Country Club Plaza         101,668      3,621,286      3,722,954      2,605,389     1964      1906-1910    20-60
  Country Club Plaza          87,694      2,499,327      2,587,021      2,005,691     1930      1906-1910    20-45
  Country Club Plaza         215,950      4,657,288      4,873,238      3,159,581     1929      1906-1910    20-45
  Country Club Plaza          42,299        475,997        518,296        316,379     1948      1906-1910    20-40
  Country Club Plaza         224,485        704,840        929,325        271,323     1980      1906-1910    20-45
  Country Club Plaza          64,430      2,131,982      2,196,412        669,833     1948      1906-1910    20-40
  Country Club Plaza          51,212      2,942,658      2,993,870      2,825,831     1945        1975       10-20
  Country Club Plaza          62,844      9,011,757      9,074,601      7,098,693     1945        1975       10-39
  Country Club Plaza         689,286        204,291        893,577        147,941   1920-1964   1906-1910     15
  Country Club Plaza         744,254        462,355      1,206,609        822,251   1920-1964   1906-1910    10-20

  4620 Nichols Parkway        44,414      1,383,266      1,427,680        870,970     1955      1906-1910    20-45
  300-320 East 51st St.        6,805        230,489        237,294        140,873     1907        1907       20-25
  301-337 East 55th St.       36,357        181,863        218,220        145,015     1932        1923       15-50
  63rd & Brookside           142,844      1,430,050      1,572,894        937,925     1919        1920       10-50
  7100-7126 Wornall Rd.        4,656        142,323        146,979         99,965     1925        1925       10-49
  Red Bridge & Holmes        532,623      3,057,309      3,589,932      2,878,549     1959        1959       10-50
  7140 Wornall Road            1,404         42,720         44,124          2,770     1963        1993        20
  Two Brush Creek Blvd.        6,539      7,758,718      7,765,257      4,625,583     1983        1983       10-45
  One Ward Parkway            10,755      6,174,574      6,185,329      3,833,959     1980        1980       10-45
  400 East Red
   Bridge Rd.                  4,290      1,725,343      1,729,633      1,178,019     1972        1976      10-31.5

  801 West 47th St.          132,572      7,566,471      7,699,043      3,735,136     1983        1983       10-45
  4900 Main                2,138,451     20,429,597     22,568,048      8,429,077     1986        1985       10-50

  400 East Bannister
   Rd.                       177,540      1,563,571      1,741,111      1,093,407     1985        1985       10-40

  6310 Troost                 57,798             --         57,798         44,034     1974        1971        20
  664 E. Red
   Bridge Road                   604             --            604             --      --         1954        --
  11049 Holmes               100,465             --        100,465             --      --         1954        --
  135th & Holmes
   (18.6 Acres)                5,074              1          5,075             --      --         1972        --
  Bannister &
   Raytown Rd.                 1,589              1          1,590             --      --         1929        --
  (6)655 East Minor
   Drive                   2,980,304     23,463,818     26,444,122     11,421,626     1986        1986       10-35
  (6)11230 Oak               854,240      6,842,546      7,696,786      3,995,979     1984        1984       10-45
  11209 McGee Drive          189,645      2,446,194      2,635,839      2,082,989     1961        1963       10-50

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
      SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 1997

                                                                                                                 COSTS
                                                                                                  TOTAL       CAPITALIZED
                                                                                                 INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND      BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----      -----------    -----------
  4509 Wornall Rd.       Wornall Road           Apartments                  --         5,188         93,720        14,384
  4517 Wornall Rd.       St. Charles            Apartments                  --         4,200         57,600        16,137
  221 West 48th St.      Regency House          Apartments           4,396,430        35,263      3,085,365     3,414,509
  121 West 48th St.      Sulgrave               Apartments           8,164,799       240,000      5,145,373     2,585,132
  4600 Nichols Parkway   Park Lane              Apartments                  --        55,960        554,840       319,593
  4417 Pennsylvania      Penn Wick              Apartments                  --         4,108        208,509         5,227
  4424-4426
   Pennsylvania          Cole Gardens           Apartments                  --         4,521        287,844            --
  4419 Pennsylvania      Tama                   Apartments                  --        15,952              1         9,166
  333 West 46th Terr.    Neptune                Apartments           3,538,739            --      5,987,040       114,661
  4921 Wornall Rd.       Wornall Point          Apartments                  --        18,750        656,250         1,931
  Plaza Area             54 Rental Houses       Single Family           23,470       177,324      3,339,091        15,032
  95th & Noland Road     Vacant Lot                                         --         6,000             --            --
                          2.72 Acres
  72nd & Wyandotte       Maintenance Shop                                   --         1,243        684,964            --
  26 Miscellaneous
   Vacant Lots, Less
   Than 1 Acre Each                                                         --     1,087,843             --        76,468
  46th Terr. &
   Pennsylvania          Surface Parking        Parking                     --            --        254,075            --
  Various Locations      Const. In Progress     Development Costs           --       303,966             --     5,664,412
                                                 and Tenant
                                                 Improvements

  LEE'S SUMMIT, MISSOURI
  211 N. E. Lakewood
   Blvd.                 Sales Office           Retail                      --       267,122        133,333         8,249

  SHAWNEE MISSION, KANSAS
  5000-5012 State Line   Westwood Shops         Retail                      --         2,470         21,236       116,460
  2700-2812 W. 53
   Street                Fairway Shops          Retail               2,874,813         1,099        243,393     1,487,462
  Mission Road &
   Tomahawk              Prairie Village Shops  Retail & Office     11,384,100        30,889      2,150,389     3,690,459
  83 & Mission Road      Corinth Square Shops   Retail               6,976,058        43,330      2,033,398     3,832,759
  3910-4024 W. 95
   Street                95 & Mission Road      Retail                      --         3,041        110,785        72,142
                          Shops
  9507-9541 Nall         Trailwood Shops        Retail                      --         4,232        567,658        26,924
  9555-9563 Nall         96 & Nall Shops        Retail                      --           509        151,583        22,347
  5205-5287 W. 95
   Street                Trailwood III Shops    Retail                 856,071         1,459      1,473,877         4,820
  4101-4117 W. 83
   Street                Corinth Shops South    Retail               1,967,606        11,931        191,765     2,455,002
  75 & I-35              Georgetown Shops       Retail                      --        11,335      1,548,724     1,173,856
  8340 Mission Road      Corinth Office         Office                 954,382         3,715      1,121,970       266,179
                          Building
  4121 W. 83 Street      Corinth Executive      Office                 381,708         6,309      1,117,443       395,038
                          Building
  7315 Frontage Road     Hartford Office        Office                      --         5,004      1,344,996       454,367
                          Building
  4200 Somerset          Nichols Building       Office               1,011,644         6,834      1,849,885       254,865
  11111 W. 95 Street     Oak Park Bank          Office                 430,663         4,912      1,025,676       105,877
                          Building
  7301 Mission Road      Prairie Village        Office                      --        44,254        443,776       440,346
                          Office Ctr

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                      ACCUM.       DATE OF      DATE       DEPR.
  LOCATION/DEVELOPMENT     IMPTS.         IMPTS.         TOTAL          DEPR.        CONST.     ACQUIRED     LIFE
  --------------------     ------       ----------       -----          ------       -------    --------     -----
  4509 Wornall Rd.             5,188        108,104        113,292        107,477     1918        1968        15
  4517 Wornall Rd.             4,200         73,737         77,937         59,217     1922        1972      15-27.5
  221 West 48th St.           35,263      6,499,874      6,535,137      4,933,662     1960        1961       10-40
  121 West 48th St.          240,000      7,730,505      7,970,505      4,513,357     1967        1976       10-31
  4600 Nichols Parkway        55,960        874,433        930,393        837,511     1924        1971       8-21
  4417 Pennsylvania            4,108        213,736        217,844        209,190     1960        1987      7-31.5
  4424-4426
   Pennsylvania                4,521        287,844        292,365        287,844     1960        1987         7
  4419 Pennsylvania           15,952          9,167         25,119            389     1960        1979        15
  333 West 46th Terr.         94,557      6,007,144      6,101,701      2,409,329     1988        1910       10-40
  4921 Wornall Rd.            20,681        656,250        676,931        253,211     1950        1987       31.5
  Plaza Area                 177,324      3,354,123      3,531,447      1,882,222   1920's &    1971-1989   10-31.5
                                                                                     1930's
  95th & Noland Road           6,000             --          6,000             --      --         1956        --
  72nd & Wyandotte             1,243        684,964        686,207        275,421     1986        1983       10-40
  26 Miscellaneous
   Vacant Lots, Less
   Than 1 Acre Each        1,164,311             --      1,164,311         20,456      --       1930-1985     --
  46th Terr. &
   Pennsylvania                   --        254,075        254,075         26,819      --          --        10-40
  Various Locations          303,966      5,664,412      5,968,378             --      --          --         --
  LEE'S SUMMIT, MISSOUR
  211 N. E. Lakewood
   Blvd.                     275,371        133,333        408,704         23,100     1975        1993      15-31.5
  SHAWNEE MISSION, KANS
  5000-5012 State Line         2,470        137,696        140,166         22,805     1926        1949        48
  2700-2812 W. 53
   Street                     27,330      1,704,624      1,731,954        391,238     1940        1962       10-39
  Mission Road &
   Tomahawk                  121,092      5,750,645      5,871,737      3,508,640     1948        1962       10-50
  83 & Mission Road          519,635      5,389,852      5,909,487      3,830,299     1962        1955       10-50
  3910-4024 W. 95
   Street                     63,254        122,714        185,968        146,476     1965        1972       15-50
  9507-9541 Nall               4,232        594,582        598,814        468,212     1968        1972       10-50
  9555-9563 Nall               2,358        172,081        174,439        133,632     1976        1981       15-35
  5205-5287 W. 95
   Street                      1,459      1,478,697      1,480,156        781,504     1986        1972       10-40
  4101-4117 W. 83
   Street                    116,999      2,541,699      2,658,698      1,362,619     1953        1953       10-55
  75 & I-35                   69,784      2,664,131      2,733,915      1,478,208     1974        1965       10-40
  8340 Mission Road            3,715      1,388,149      1,391,864      1,101,136     1960        1984       15-20
  4121 W. 83 Street            6,309      1,512,481      1,518,790        888,205     1973        1986       10-55
  7315 Frontage Road          64,377      1,739,990      1,804,367      1,181,303     1978        1975       10-45
  4200 Somerset               25,135      2,086,449      2,111,584      1,327,703     1978        1979       10-45
  11111 W. 95 Street          13,202      1,123,263      1,136,465        773,331     1976        1978       15-40
  7301 Mission Road           53,430        874,946        928,376        512,727     1960        1981       15-20

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
      SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 1997

                                                                                                                 COSTS
                                                                                                  TOTAL       CAPITALIZED
                                                                                                 INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND      BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----      -----------    -----------
  (6)4350 Shawnee Msn
   Pkway                 Fairway West Office    Office               4,775,000        68,829      3,771,257       572,600
                          Ctr
  2400 W. 75 Street      Brymar Building        Office                      --            --      1,634,058       204,850
  (6)4330 Shawnee Msn
   Pkway                 Fairway North          Office               4,500,000       109,739      3,809,023       224,819
  11836-50 W. 85 Street  Quivira Bus Park --    Industrial              18,918        24,605        246,154       156,518
                          Bldg A
  8441-8457 Quivira      Quivira Bus Park --    Industrial                  --        29,968        284,611        36,816
                          Bldg B
  8419-8433 Quivira      Quivira Bus Park --    Industrial              18,918        23,079        235,351       109,159
                          Bldg C
  8403-8417 Quivira      Quivira Bus Park --    Industrial              18,918        23,189        256,012        49,929
                          Bldg D
  8347-8363 Quvira       Quivira Bus Park --    Industrial             145,159        31,309        304,368       105,019
                          Bldg E
  11835-55 W. 83 Street  Quivira Bus Park --    Industrial             150,496        34,061        463,200       130,045
                          Bldg F
  8605-8619 Quivira      Quivira Bus Park --    Industrial             106,734        27,279        244,256         4,428
                          Bldg G
  11730-11748 W. 86
   Terrace               Quivira Bus Park --    Industrial             131,283        36,082        324,805        54,288
                          Bldg H
  11705 W. 83 Terrace    Quivira Bus Park --    Industrial              53,237        45,412        516,014       169,830
                          Bldg WE
  11531-11621 W. 83
   Terrace               Quivira Bus Park --    Industrial           1,396,000         4,962      1,064,467       372,485
                          Bldg J
  11633-11647 W. 83
   Terrace               Quivira Bus Park --    Industrial             304,000         1,982        364,696        88,880
                          Bldg K
  11505-11517 W. 83
   Terrace               Quivira Bus Park --    Industrial             300,000         2,056        400,517        88,940
                          Bldg L
  11100-11200 Antioch    Shannon Valley         Retail               6,738,583     1,800,000      6,307,009     1,830,227
  8201 Mission Road                             Land Lease                  --       276,648             --            --
  4010 Somerset          1.25 Acres             Land Lease                  --         2,166             --            --
  I-35 & 75th St. (1.1
   Acres)                Perkins Restaurant     Land Lease                  --         1,303             --            --
  I-35 & 75th St. (.45
   Acres)                Bank Drive-In          Land Lease                  --           537             --            --
  I-35 & 75th St. (.86
   Acres)                Convenience Store      Land Lease                  --         1,020             --            --
  I-35 & 75th St. (.64
   Acres)                Vacant Land                                        --           390             --            --
  5301 West 95th St.
   (.31 Acres)           Savings & Loan         Land Lease                  --           155             --            --

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                      ACCUM.       DATE OF      DATE       DEPR.
  LOCATION/DEVELOPMENT     IMPTS.         IMPTS.         TOTAL          DEPR.        CONST.     ACQUIRED     LIFE
  --------------------     ------       ----------       -----          ------       -------    --------     -----
  (6)4350 Shawnee Msn
   Pkway                     147,319      4,265,367      4,412,686      2,231,978     1983        1981       15-32

  2400 W. 75 Street            5,808      1,833,100      1,838,908      1,600,801     1968        1984       15-20
  (6)4330 Shawnee Msn
   Pkway                     209,651      3,933,930      4,143,581      2,202,673     1985        1985       10-45
  11836-50 W. 85 Street      105,801        321,476        427,277        264,513     1973        1973       15-45

  8441-8457 Quivira           29,968        321,427        351,395        230,765     1975        1973       15-35

  8419-8433 Quivira           23,079        344,510        367,589        187,717     1973        1973       15-45

  8403-8417 Quivira           23,189        305,941        329,130        191,804     1973        1973       15-45

  8347-8363 Quvira            31,309        409,387        440,696        258,042     1973        1973       10-45

  11835-55 W. 83 Street       34,061        593,245        627,306        330,901     1973        1973       15-45

  8605-8619 Quivira           27,279        248,684        275,963        153,103     1973        1973       15-45

  11730-11748 W. 86
   Terrace                    36,082        379,093        415,175        209,590     1973        1973       15-45

  11705 W. 83 Terrace         45,412        685,844        731,256        381,393     1973        1973       15-45

  11531-11621 W. 83
   Terrace                   355,896      1,086,018      1,441,914        899,994     1983        1965       10-35

  11633-11647 W. 83
   Terrace                    82,510        373,048        455,558        303,951     1985        1965       15-35

  11505-11517 W. 83
   Terrace                    82,559        408,954        491,513        331,005     1985        1965       15-35

  11100-11200 Antioch      1,800,000      8,137,236      9,937,236      4,145,178     1988        1988       10-48
  8201 Mission Road          276,648             --        276,648             --      --         1957        --
  4010 Somerset                2,166             --          2,166             --      --         1955        --
  I-35 & 75th St. (1.1
   Acres)                      1,303             --          1,303             --      --         1953        --
  I-35 & 75th St. (.45
   Acres)                        537             --            537             --      --         1953        --
  I-35 & 75th St. (.86
   Acres)                      1,020             --          1,020             --      --         1953        --
  I-35 & 75th St. (.64
   Acres)                        390             --            390             --      --         1953        --
  5301 West 95th St.
   (.31 Acres)                   155             --            155             --      --         1972        --

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
      SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 1997

                                                                                                                 COSTS
                                                                                                  TOTAL       CAPITALIZED
                                                                                                 INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND      BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----      -----------    -----------
  75th & Reinhardt       Service Station        Vacant Building             --        12,825             --            --
                                                 and Land
  8100-8300 Quivira      Vacant Land                                        --        81,308             --            --
                          45 Acres
  99th & Nieman Road     Vacant Land                                        --        26,830             --       210,628
                          22 Acres
  3541 Somerset Drive    Maintenance Shop                                   --           850        266,120            --
  151st & Nall           11.214 Acres Land                                  --        32,079        159,770        11,945
  Johnson Drive & Hwy.
   7                     Farm House & Bldgs.                                --            --         53,106            --
  135th-143rd, Metcalf
   to Nall               Farm Houses & Bldgs.                               --            --        467,987            --
  Various Locations      Tenant Improvements,   Const. In                   --            --             --       260,499
                          Etc.                   Progress
  3617 & 3733 Somerset
   Drive                 Corinth Place Villas   2 Condos                    --           541        313,608            --
  84th & Mission Road    Corinth Gardens        Apartments                  --        43,000        228,396        31,098
  4120 West 94th Terr.   Kenilworth             Apartments           7,569,683        63,527      4,085,515     2,640,303
  (6)3815 Somerset
   Drive                 Corinth Place          Apartments           4,500,000        27,101      3,868,982       665,189
  3518 West 83rd St.     Mission Valley         Apartments           1,160,839        38,192        930,039       889,006
  8037 Mohawk            Corinth Paddock        Apartments             307,515       205,500        986,170       308,626

  OLATHE, KANSAS
  1515 E. Santa Fe                              Land Lease                  --        44,441             --            --

  MIAMI COUNTY, KANSAS
  250th & Farley         810 Acre Farmland      Land Lease                  --     1,173,083        357,950            --

  OSAGE CITY, KANSAS
  (1)East HiWay 31       Manufactured Homes     Building Lease       4,800,000        47,840      3,866,625       682,582
                          Plant
                         Valuations Reserve                                 --            --     (1,194,800)           --

  DES MOINES, IOWA
  (2)4201 Westown
   Parkway               Highland Building      Office               6,261,065     1,066,243      5,056,684      (213,725)
  (2)4200 Corporate
   Drive                 Crestwood Building     Office               2,315,737       171,121      2,068,285            --
  (3)4344 Corporate
   Drive                 Sunset Building        Office                 907,993        93,759        834,073       463,315
  (3)4601 Westown
   Parkway               Veridian Building      Office               7,220,709       396,387      5,530,003       584,787
  (3)4200 University
   Ave.                  Edgewater Building     Office               8,928,602       458,901      6,699,069     1,192,112
  (3)4445 Corporate
   Drive                 Waterford Building     Office               4,561,586       234,529      3,977,761            --
  (4)4401 Westown
   Parkway               Neptune Building       Office               6,000,000       624,327      4,363,862     1,812,768
  (5)6031 Meadow Crest
   Drive                 Winwood Apartments     Apartments          23,000,000     1,299,865     19,103,697       123,227

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                      ACCUM.       DATE OF      DATE       DEPR.
  LOCATION/DEVELOPMENT     IMPTS.         IMPTS.         TOTAL          DEPR.        CONST.     ACQUIRED     LIFE
  --------------------     ------       ----------       -----          ------       -------    --------     -----
  75th & Reinhardt            12,825             --         12,825             --      --         1950        --

  8100-8300 Quivira           81,308             --         81,308             --      --         1955        --

  99th & Nieman Road         237,458             --        237,458        177,275   1966-1995     1959       15-20

  3541 Somerset Drive            850        266,120        266,970        132,914     1987        1957       10-40
  151st & Nall                44,024        159,770        203,794        157,673    1940's       1983        15
  Johnson Drive & Hwy.
   7                              --         53,106         53,106         53,105    1940's       1981        15
  135th-143rd, Metcalf
   to Nall                        --        467,987        467,987        158,362    1950's       1989      20-27.5
  Various Locations               --        260,499        260,499             --      --         1995        --

  3617 & 3733 Somerset
   Drive                         541        313,608        314,149         37,701     1989        1957      15-27.5
  84th & Mission Road         47,979        254,515        302,494         28,365     1961        1995      15-27.5
  4120 West 94th Terr.       347,301      6,442,044      6,789,345      4,691,151     1965        1972       10-40
  (6)3815 Somerset
   Drive                     650,565      3,910,707      4,561,272      1,909,772     1987        1987       10-40
  3518 West 83rd St.          93,438      1,763,799      1,857,237      1,004,546     1964        1972       10-40
  8037 Mohawk                307,897      1,192,399      1,500,296        148,444     1973        1995      15-27.5
  OLATHE, KANSAS
  1515 E. Santa Fe            44,441             --         44,441             --      --         1995        --
  MIAMI COUNTY, KANSAS
  250th & Farley           1,173,083        357,950      1,531,033         66,407   1940's -      1994       5-30
                                                                                      50's
  OSAGE CITY, KANSAS
  (1)East HiWay 31            47,840      4,549,207      4,597,047      2,523,665     1985        1985       5-35

                                  --     (1,194,800)    (1,194,800)            --      --          --         --
  DES MOINES, IOWA
  (2)4201 Westown
   Parkway                 1,066,243      4,842,959      5,909,202      2,398,758     1987        1987       10-40
  (2)4200 Corporate
   Drive                     171,121      2,068,285      2,239,406      1,024,439     1987        1987       10-40
  (3)4344 Corporate
   Drive                      93,759      1,297,388      1,391,147        339,493     1989        1988       5-39
  (3)4601 Westown
   Parkway                   396,387      6,114,790      6,511,177      1,600,079     1989        1988       7-39
  (3)4200 University
   Ave.                      683,229      7,666,853      8,350,082      2,006,213     1989        1988       7-39
  (3)4445 Corporate
   Drive                     234,529      3,977,761      4,212,290      1,040,875     1990        1988       7-39
  (4)4401 Westown
   Parkway                 1,161,419      5,639,538      6,800,957      2,874,517     1986        1986       10-50
  (5)6031 Meadow Crest
   Drive                   1,299,865     19,226,924     20,526,789      8,937,493    1986-87      1985       5-28

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
      SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 1997

                                                                                                                 COSTS
                                                                                                  TOTAL       CAPITALIZED
                                                                                                 INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND      BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----      -----------    -----------
  ST. PETERSBURG, FLORIDA
  135 1st Ave NE         Vacant Land                                        --       156,563             --            --
                                                                   ------------   ----------   ------------   -----------
  TOTAL REVENUE -- PRODUCING PROPERTIES..........................  265,526,833    16,187,648    216,670,401    88,507,300
  (7)Preference Item.............................................    4,026,458
                                                                   ------------
     TOTAL ENCUMBRANCES -- REVENUE-PRODUCING PROPERTY............  269,553,291

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                      ACCUM.       DATE OF      DATE       DEPR.
  LOCATION/DEVELOPMENT     IMPTS.         IMPTS.         TOTAL          DEPR.        CONST.     ACQUIRED     LIFE
  --------------------     ------       ----------       -----          ------       -------    --------     -----
  ST. PETERSBURG, FLORI
  135 1st Ave NE             156,563             --        156,563             --     1992        1990
                         -----------   ------------   ------------   ------------
  TOTAL REVENUE -- PROD   25,566,667    295,798,682    321,365,349    158,268,459
  (7)Preference Item...
     TOTAL ENCUMBRANCES
      REVENUE PRODUCING
      PROPERTY.........


-------------------------

(1) The Company owns a 99% profit-sharing interest and a 100% loss-sharing interest in the partnership owning this facility.

(2) The Company owns a 90% interest in the partnership owning these two office buildings.

(3) The Company owns a 60% interest in the partnership owning these four office buildings.

(4) The Company owns an 85% interest in the partnership owning this office building.

(5) The Company owns a 65% interest in the partnership owning this apartment building.

(6) The Company shares 50% of the cash flow from these properties with an outside company providing credit enhancement support related to the financing of these properties.

(7) See discussion in Note 5 to the 1997 Consolidated Financial Statements and Management's Discussion and Analysis.

LAND & IMPROVEMENT INVENTORIES

                                                                                                                  COSTS
                                                                                                   TOTAL       CAPITALIZED
                                                                                                  INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND       BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----       -----------    -----------
  KANSAS CITY, MISSOURI
  400 West 49th Terr.    Alameda Towers         49 Units Sold               --             --      9,066,409            --
                          Condominium           10 Units
                          (19-Story Building)   Remaining for
                                                 Sale
                         Valuation Reserve                                                                --    (5,023,443)

  STONE COUNTY, MISSOURI
  Table Rock Lake (20    257-Lot Subdivision    148 Lots                    --      1,226,379             --            --
   Miles West of          (104 Acres)           Available
   Branson, MO)                                 for Sale
                         Valuation Reserve                                           (425,000)            --            --

  SHAWNEE MISSION, KANSAS
  (1)135th-151st,        64 Acres Vacant Land                               --      1,334,040             --            --
   Metcalf to Nall

  RESIDENTIAL SUBDIVISIONS:
  151st & Nall (SW       Green Meadows          85 Lots Available           --        162,411             --     1,310,113
   Corner)                                      for Sale
  148th & Nall           Whitehorse             33 Lots Available           --          3,970             --     1,222,181
                                                for Sale

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                      ACCUM.       DATE OF      DATE       DEPR.
  LOCATION/DEVELOPMENT     IMPTS.         IMPTS.         TOTAL          DEPR.        CONST.     ACQUIRED     LIFE
  --------------------     ------       ----------       -----          ------       -------    --------     -----
  KANSAS CITY, MISSOURI
  400 West 49th Terr.             --      9,066,409      9,066,409             --   1988-1996     1962        --
                                  --     (5,023,443)    (5,023,443)            --      --          --         --
  STONE COUNTY, MISSOUR
  Table Rock Lake (20      1,226,379             --      1,226,379             --      --         1986        --
   Miles West of
   Branson, MO)
                            (425,000)            --       (425,000)            --      --          --         --
  SHAWNEE MISSION, KANS
  (1)135th-151st,          1,334,040             --      1,334,040             --      --         1989        --
   Metcalf to Nall
  RESIDENTIAL SUBDIVISI
  151st & Nall (SW         1,472,524             --      1,472,524             --      --         1984        --
   Corner)
  148th & Nall             1,226,151             --      1,226,151             --      --         1983        --

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES
      SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 1997

                                                                                                                  COSTS
                                                                                                   TOTAL       CAPITALIZED
                                                                                                  INITIAL      SUBSEQ. TO
  LOCATION/DEVELOPMENT         BUILDING           BUILDING TYPE    ENCUMBRANCES      LAND       BLDG. COSTS    ACQUISITION
  --------------------         --------           -------------    ------------      ----       -----------    -----------
  Johnson Dr. & Hwy K-7  Woodsonia              51 Lots Available           --        107,970             --       805,542
                                                for Sale
                                                                   ------------   -----------   ------------   -----------
  TOTAL LAND & IMPROVEMENT INVENTORIES...........................           --      2,409,770      9,066,409    (1,685,607)

  PROPERTY HELD FOR FUTURE DEVELOPMENT
  Various Land Parcels Kansas City, Missouri; Johnson County,
   Kansas and Miami County, Kansas Held for Future Development...   19,000,000      6,433,337             --     1,359,245
                                                                   ------------   -----------   ------------   -----------
  TOTAL PROPERTIES & MORTGAGE INDEBTEDNESS PER CONSOLIDATED
   BALANCE SHEET.................................................  $288,553,291   $25,030,755   $225,736,810   $88,180,938
                                                                   ============   ===========   ============   ===========
  LESS ACCUMULATED DEPRECIATION..................................
  TOTAL PROPERTIES, NET OF ACCUMULATED DEPRECIATION..............

                                        TOTAL COST
                         -----------------------------------------
                           LAND &       BUILDINGS/                ACCUM.       DATE OF         DATE        DEPR.
  LOCATION/DEVELOPMENT                               IMPTS.       IMPTS.        TOTAL          DEPR.       CONST.  ACQUIRED   LIFE
  --------------------                               ------     ----------      -----          ------     -------  --------  -----
  Johnson Dr. & Hwy K-7                              913,512            --        913,512            --      --     1981      --

                                                 -----------   -----------   ------------   ------------
  TOTAL LAND & IMPROVEMENT INVENTORIES.........    5,747,606     4,042,966      9,790,572             --

  PROPERTY HELD FOR FUTURE DEVELOPMENT
  Various Land Parcels Kansas City, Missouri;
   Johnson County, Kansas and Miami County,
   Kansas Held for Future Development..........    7,792,582             --      7,792,582            --      --    1981      --
                                                 -----------   ------------   ------------   -----------

  TOTAL PROPERTIES & MORTGAGE INDEBTEDNESS PER
   CONSOLIDATED BALANCE SHEET.......             $39,106,855   $299,841,648   $338,948,503   $158,268,459
                                                 ===========   ============                  ============
  LESS ACCUMULATED DEPRECIATION                                                158,268,459
                                                                              ------------

  TOTAL PROPERTIES, NET OF ACCUMULATED
   DEPRECIATION.................................                              $180,680,044
                                                                              ============

-------------------------

  (1) All of this property is under contract for sale.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

             REAL ESTATE AND ACCUMULATED DEPRECIATION ROLLFORWARDS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     1997                          1996                          1995
                          ---------------------------   ---------------------------   ---------------------------
                          REAL ESTATE    ACCUMULATED    REAL ESTATE    ACCUMULATED    REAL ESTATE    ACCUMULATED
                             ASSETS      DEPRECIATION      ASSETS      DEPRECIATION      ASSETS      DEPRECIATION
                          -----------    ------------   -----------    ------------   -----------    ------------
Balance at beginning of
  year..................  $373,932,917   $153,799,478   $375,972,490   $146,449,317   $381,320,313   $137,215,827
Additions during year:
  Acquisitions..........            --             --             --             --      3,700,609             --
  Construction and
    tenant
    improvements........    13,846,635             --     10,717,282             --      7,449,127             --
  Depreciation and
    amortization
    expense.............    (2,509,222)     9,741,447     (2,390,406)    10,391,018     (3,324,818)     9,991,182
Deductions during year:
  Cost of real estate
    sold................   (46,100,123)    (5,272,466)    (9,405,299)    (3,040,857)   (11,055,540)      (757,692)
  Valuation allowances
    and write-offs......      (221,704)            --       (961,150)            --     (2,117,201)            --
                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at end of
  year..................  $338,948,503   $158,268,459   $373,932,917   $153,799,478   $375,972,490   $146,449,317
                          ============   ============   ============   ============   ============   ============

                              J.C. NICHOLS COMPANY

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1997

                                                                                                                        PRINCIPAL
                                                                                                                        AMOUNT OF
                                                                                                                      LOANS SUBJECT
                                                                PERIODIC                     FACE        CARRYING     TO DELINQUENT
                           INTEREST         MATURITY            PAYMENT           PRIOR    AMOUNT OF     AMOUNT OF    PRINCIPAL OR
     DESCRIPTION             RATE             DATE                TERM            LIENS    MORTGAGE      MORTGAGE       INTEREST
     -----------           --------         --------            --------          -----    ---------     ---------    -------------
Landing Ventures.....  Prime adj. qtrly     8/15/98         Varying amounts        $--    $ 3,255,000   $ 2,907,939      $    --
Shopping Center                                          over life to maturity
Kansas City, MO                                           Balloon at maturity
                                                             of $2,861,723
Lemons Descendants...        11%            11/30/01         Level monthly          --        750,000       660,523           --
Shopping Center                                                at $7,741
Kansas City, MO                                           Balloon at maturity
                                                              of $564,556
Rayman, Steven M.....         7%            12/1/02          Level monthly          --     11,750,000    10,530,900           --
Apartments                                                     at $87,000
Merriam, KS                                               Balloon at maturity
                                                             of $8,736,325
Synergy Dev.                                                 Interest only,
  Alliance...........         7%            5/10/00                                 --     10,845,302    10,845,302           --
Land                                                     payable every 6 months
Overland Park, KS                                         Balloon at maturity
                                                             of $10,845,302
Construction loans...   10% to 10.50%      On Demand              N/A              N/A            N/A     3,429,828           --
on single family
residences
Other misc.                                                       N/A
  mortgages..........     0% to 9.5%      1/98 to 9/99                             N/A            N/A       474,073       26,007
                                                                                          -----------   -----------      -------
  Totals.............                                                                     $26,600,302   $28,848,565      $26,007
                                                                                          ===========                    =======
                                                                   Reserve for uncollectible accounts      (749,055)
                                                                                                        -----------
                                                                                                        $28,099,510
                                                                                                        ===========

                              J.C. NICHOLS COMPANY

                  ROLLFORWARD OF MORTGAGE LOANS ON REAL ESTATE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             1997           1996           1995
                                                             ----           ----           ----
Balance at beginning of period........................    $17,916,799    $21,337,384    $24,332,412
  Additions during period:
     New mortgage loans...............................     16,660,302      4,649,693      4,591,994
  Deductions during period:
     Collections of principal.........................     (5,728,536)    (7,918,608)    (5,065,068)
     Write-offs.......................................             --       (151,670)      (250,000)
     Settlement expense items (see Note 11 to
       consolidated financial statements).............             --             --     (2,271,954)
                                                          -----------    -----------    -----------
Balance at close of period............................    $28,848,565    $17,916,799    $21,337,384
                                                          ===========    ===========    ===========

                                                                        DECEMBER 31,
                                                          -----------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
Gross balance.........................................    $28,848,565    $17,916,799    $21,337,384
Reserve for uncollectible accounts....................       (749,055)      (905,397)    (1,468,218)
                                                          -----------    -----------    -----------
                                                          $28,099,510    $17,011,402    $19,869,166
                                                          ===========    ===========    ===========

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1997

                                                       BALANCE AT     CHARGED TO
                                                      BEGINNING OF    COSTS AND                     BALANCE AT END
                   DESCRIPTION                            YEAR         EXPENSES      WRITE-OFFS        OF YEAR
                   -----------                        ------------    ----------     ----------     --------------
Valuation Reserve:
  Revenue-producing property......................    $10,402,332     $(465,818)    $ (8,954,932)    $   981,582
Valuation Reserve:
  Land and improvements inventory.................      4,983,443       465,000               --       5,448,443
Valuation Reserve:
  Marketable equity securities....................         85,000            --          (85,000)             --
Valuation Reserve:
  Notes and accounts receivable...................      3,496,337       639,853       (1,046,740)      3,089,450
Valuation Reserve:
  Investments in real estate partnerships.........      1,216,839            --         (647,624)        569,215
                                                      -----------     ---------     ------------     -----------
    Totals........................................    $20,183,951     $ 639,035     $(10,734,296)    $10,088,690
                                                      ===========     =========     ============     ===========

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1996

                                                      BALANCE AT     CHARGED TO
                                                     BEGINNING OF     COSTS AND                    BALANCE AT END
                   DESCRIPTION                           YEAR         EXPENSES      WRITE-OFFS        OF YEAR
                   -----------                       ------------    ----------     ----------     --------------
Valuation Reserve:
  Revenue-producing property.....................    $16,715,475     $  (961,489)   $(5,351,654)    $10,402,332
Valuation Reserve:
  Land and improvements inventory................      4,983,443              --             --       4,983,443
Valuation Reserve:
  Marketable equity securities...................         85,000              --             --          85,000
Valuation Reserve:
  Notes and accounts receivable..................      5,143,001        (102,833)    (1,543,831)      3,496,337
Valuation Reserve:
  Investments in real estate partnerships........      1,216,839              --             --       1,216,839
                                                     -----------     -----------    -----------     -----------
    Totals.......................................    $28,143,758     $(1,064,322)   $(6,895,485)    $20,183,951
                                                     ===========     ===========    ===========     ===========

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1995

                                           BALANCE AT     CHARGED TO    CHARGED TO
                                          BEGINNING OF    COSTS AND        OTHER                      BALANCE AT END
             DESCRIPTION                      YEAR         EXPENSES      ACCOUNTS*     WRITE-OFFS        OF YEAR
             -----------                  ------------    ----------    ----------     ----------     --------------
Valuation Reserve:
  Revenue-producing property..........    $15,025,400     $1,830,000    $        --    $  (139,925)    $16,715,475
Valuation Reserve:
  Land and improvements inventory.....      4,696,242        287,201             --             --       4,983,443
Valuation Reserve:
  Property held for future
    development.......................      1,327,450             --     (1,327,450)            --              --
Valuation Reserve:
  Marketable equity securities........             --         85,000             --             --          85,000
Valuation Reserve:
  Notes and accounts receivable.......      4,259,930      2,380,750             --     (1,497,679)      5,143,001
Valuation Reserve:
  Prepaid expenses....................      1,208,631             --     (1,208,631)            --              --
Valuation Reserve:
  Investments in real estate
    partnerships......................      1,360,239             --        (68,400)       (75,000)      1,216,839
Valuation Reserve:
  Minority interest...................        952,474             --       (952,474)            --              --
                                          -----------     ----------    -----------    -----------     -----------
    Totals............................    $28,830,366     $4,582,951    $(3,556,955)   $(1,712,604)    $28,143,758
                                          ===========     ==========    ===========    ===========     ===========

* These amounts were taken as credits to valuation allowance expense as the Company was released from the assets and liabilities (net liability position) of a consolidated affiliate during 1995.

                     J.C. NICHOLS COMPANY AND SUBSIDIARIES

                               MORTGAGES PAYABLE
                               DECEMBER 31, 1997

                                                                                 BALANCE
                                    LENDER           ORIGINATION   MATURITY   OUTSTANDING AS
         PROPERTY                 OR TRUSTEE            DATE         DATE      OF 12/31/97            INTEREST RATE
         --------                 ----------         -----------   --------   --------------          -------------
Millcreek Block                Principal Mutual       12/15/93     12/13/13    $  2,595,435    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Swanson Block                  Principal Mutual       12/15/93     12/13/13    $  3,608,288    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Hall's Building                Principal Mutual       12/15/93     12/13/13    $  1,645,886    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Theatre Block                  Principal Mutual       12/15/93     12/13/13    $  5,507,387    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Triangle Block                 Principal Mutual       12/15/93     12/13/13    $  1,709,189    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Balcony Block                  Principal Mutual       12/15/93     12/13/13    $  3,734,895    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Plaza Central                  Principal Mutual       12/15/93     12/13/13    $  1,519,279    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Nichols Block                  Principal Mutual       12/15/93     12/13/13    $  3,165,165    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Time Block                     Principal Mutual       12/15/93     12/13/13    $ 11,774,413    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Esplanade Block                Principal Mutual       12/15/93     12/13/13    $  7,659,699    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Plaza Savings South            Principal Mutual       12/15/93     12/13/13    $  1,962,402    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
48th & Penn                    Principal Mutual       12/15/93     12/13/13    $  1,772,492    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Court of the Penguins          Principal Mutual       12/15/93     12/13/13    $  2,658,739    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Seville Shops West             Principal Mutual       12/15/93     12/13/13    $  2,278,919    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009


                                                              AMORTIZATION      BALANCE DUE
         PROPERTY                PREPAYMENT PROVISIONS           PERIOD         AT MATURITY
         --------                ---------------------        ------------      -----------
Millcreek Block             Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Swanson Block               Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Hall's Building             Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Theatre Block               Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Triangle Block              Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Balcony Block               Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Plaza Central               Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Nichols Block               Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Time Block                  Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Esplanade Block             Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

Plaza Savings South         Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield

48th & Penn                  Greater of 1% of principal or    20 years        Fully Amortized
                              a calculated re-investment
                                         yield
Court of the Penguins        Greater of 1% of principal or    20 years        Fully Amortized
                              a calculated re-investment
                                         yield
Seville Shops West           Greater of 1% of principal or    20 years        Fully Amortized
                              a calculated re-investment
                                         yield

                               MORTGAGES PAYABLE
                               DECEMBER 31, 1997

                                                                                 BALANCE
                                    LENDER           ORIGINATION   MATURITY   OUTSTANDING AS
         PROPERTY                 OR TRUSTEE            DATE         DATE      OF 12/31/97            INTEREST RATE
         --------                 ----------         -----------   --------   --------------          -------------
Seville Square                 Principal Mutual       12/15/93     12/13/13    $  6,013,813    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Park Plaza                     Principal Mutual       12/15/93     12/13/13    $  5,697,297    Fixed at 8% until 2004; rate
                                                                                                  adjusted by holder, as
                                                                                                defined, at 2004 and 2009
Mission Valley Apartments      Royal Neighbors        06/26/96     07/01/11    $  1,160,839               7.875%
Corinth Office Building        Members Life Ins       08/29/96     09/01/06    $    954,382               7.950%
Nichols Building                 CUNA Mutual          08/29/96     09/01/06    $  1,011,644               7.950%
Trailwood III Shops              Bank Midwest         05/22/86     05/01/21    $    856,071      Monthly weighted average
                                                                                                         plus 2%
Bannister Business Center        Bank Midwest         05/22/86     05/01/21    $  1,208,571      Monthly weighted average
                                                                                                         plus 2%
Regency House                  Lincoln National       05/23/97     06/10/17    $  4,396,430               7.560%
Sulgrave                       Lincoln National       05/23/97     06/10/17    $  8,164,799               7.560%
Corinth Place                     Bank of NY          12/31/85     12/01/15    $  4,500,000      Lower floater, adjusted
                                                                                                         monthly
Coach House South                 Bank of NY          12/31/85     12/01/15    $  20,000,00      Lower floater, adjusted
                                                                                                         monthly
Coach House                      U. S. Trust          05/01/85     05/01/15    $  8,000,000      Lower floater, adjusted
                                                                                                         monthly
Fairway North                    U. S. Trust          11/28/84     11/01/14    $  4,500,000      Lower floater, adjusted
                                                                                                         monthly
(1)Two Brush
 Creek Plaza                     Archon Group         05/12/83     01/01/02    $  6,533,612               8.000%
Brookside Shops                    Lutheran           12/21/90     01/01/11    $  4,251,989              10.500%
Prairie Village Shops              Lutheran           12/21/90     01/01/11    $ 11,384,100              10.500%
Rental Houses                       Mages             05/01/89     05/01/04    $     23,470               8.000%


                                                              AMORTIZATION      BALANCE DUE
         PROPERTY                PREPAYMENT PROVISIONS           PERIOD         AT MATURITY
         --------                ---------------------        ------------      -----------
Seville Square               Greater of 1% of principal or    20 years        Fully Amortized
                              a calculated re-investment
                                         yield
Park Plaza                   Greater of 1% of principal or    20 years        Fully Amortized
                              a calculated re-investment
                                         yield
Mission Valley Apartments    Greater of 1% of principal or    15 years        Fully Amortized
                              a calculated re-investment
                                         yield
Corinth Office Building      Greater of 1% of principal or    15 years        $       476,814
                              a calculated re-investment
                                         yield
Nichols Building             Greater of 1% of principal or    15 years        $       505,423
                              a calculated re-investment
                                         yield
Trailwood III Shops                      None                 35 years        Fully Amortized

Bannister Business Center                None                 35 years        Fully Amortized

Regency House               Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield
Sulgrave                    Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield
Corinth Place               Administrative costs for early    Interest Only   $     4,500,000
                                         call
Coach House South           Administrative costs for early    Interest Only   $    20,000,000
                                         call
Coach House                 Administrative costs for early    Interest Only   $     8,000,000
                                         call
Fairway North               Administrative costs for early    Interest Only   $     4,500,000
                                         call
(1)Two Brush
 Creek Plaza                Requires lender's approval and    25 years        $     4,977,066
                               payment of all contingent
                                       interest
Brookside Shops                 In the first ten years        20 years        Fully Amortized
                                 additional charge at
                            reinvestment rate. Beginning in
                              11th year 5% of principal,
                              declining by 1/2% each year
                                      thereafter
Prairie Village Shops           In the first ten years        30 years        $     9,537,790
                                 additional charge at
                            reinvestment rate. Beginning in
                              11th year 5% of principal,
                              declining by 1/2% each year
                                      thereafter
Rental Houses                            None                 15 years        Fully Amortized

                               MORTGAGES PAYABLE
                               DECEMBER 31, 1997

                                                                                 BALANCE
                                    LENDER           ORIGINATION   MATURITY   OUTSTANDING AS
         PROPERTY                 OR TRUSTEE            DATE         DATE      OF 12/31/97            INTEREST RATE
         --------                 ----------         -----------   --------   --------------          -------------
Neptune Apartments                 Lutheran           12/09/91     01/01/99    $  3,538,739               9.875%
Quivira Business Park
 Buildings J, K and L           Commerce Bank         08/01/83     08/01/98    $  2,000,000               9.800%
Corinth Square Shops             Farm Bureau          03/12/92     04/01/02    $  6,976,058               9.375%
Corinth Shops South              Farm Bureau          03/12/92     04/01/02    $  1,967,606               9.375%
Kenilworth Apartments               Aegon             05/07/97     06/01/07    $  7,569,683               8.070%
Red Bridge Professional
 Building                           NYLIC             04/04/72     07/10/98    $    617,578               9.125%
Fairway West Office Center      Commerce Bank         03/01/83     03/01/03    $  4,775,000               9.000%
Oak Park Bank Building              NYLIC             02/10/78     01/10/03    $    430,663               8.875%
Quivira Business Park
 Buildings A, C, D, and
 SWB                         Northland Financial      12/14/71     01/01/99    $    109,991               8.875%
Quivira Business Park
 Buildings E, F, G and H     Northland Financial      09/12/73     11/01/98    $    533,672               8.750%
Corinth Paddock Apartments          NYLIC             05/23/74     04/10/99    $    307,515               8.500%
(1) 4900 Main Building              KPERS             06/09/86(2)  02/01/21    $ 22,460,327               8.000%
Corinth Executive Building          NYLIC             09/18/72     10/01/02    $    381,708               8.000%
Fairway Shops                    USG Annuity          01/16/96     02/01/06    $  2,874,813               7.650%


                                                              AMORTIZATION      BALANCE DUE
         PROPERTY                PREPAYMENT PROVISIONS           PERIOD         AT MATURITY
         --------                ---------------------        ------------      -----------
Neptune Apartments           Beginning in 4th year, 5% of     30 years        $     3,500,962
                            principal and declining 1% each
                                year to a minimum of 2%
Quivira Business Park
 Buildings J, K and L       Administrative costs for early    Interest Only   $     2,000,000
                                         call
Corinth Square Shops        Beginning in 8th year, greater    30 years        $     5,767,975
                                of 1% of principal or a
                             calculated reinvestment yield
Corinth Shops South         Beginning in 8th year, greater    30 years        $     1,626,865
                                of 1% of principal or a
                             calculated reinvestment yield
Kenilworth Apartments          Beginning in 37th month,       20 years        $     4,776,930
                            greater of 1% of principal or a
                            calculated re-investment yield
Red Bridge Professional
 Building                    Beginning in 14th year, 5% of    25 years        $       617,578
                             principal declining 1/4% per
                                         year
Fairway West Office Center     Redeemable on 3/1/98 and       2000-2003       $     1,775,000
                            thereafter on interest payment    Sinking Fund
                             dates declining from 102% to
                                   100% of principal
Oak Park Bank Building       Beginning in 11th year, 5% of    25 years        Fully Amortized
                             principal declining 1/4% per
                                         year
Quivira Business Park
 Buildings A, C, D, and
 SWB                         Beginning in 11th year, 5% of    27 years        Fully Amortized
                             principal declining 1/2 of 1%
                             per year to not less than 1%
Quivira Business Park
 Buildings E, F, G and H     Beginning in 11th year, 5% of    25 years        $       527,720
                             principal declining 1/2 of 1%
                             per year to not less than 1%
Corinth Paddock Apartments   Beginning in 11th year, 5% of    25 years        Fully Amortized
                             principal declining 1/2% per
                                year to a minimum of 1%
                                      thereafter
(1) 4900 Main Building                   None                 35 years        Fully Amortized
Corinth Executive Building   Beginning in 11th year 3% of     30 years        Fully Amortized
                             principal declining 1/2% per
                                      year to 1%
Fairway Shops               Greater of 1% of principal or a   20 years        $     2,057,065
                            calculated re-investment yield

                               MORTGAGES PAYABLE
                               DECEMBER 31, 1997

                                                                                 BALANCE
                                    LENDER           ORIGINATION   MATURITY   OUTSTANDING AS
         PROPERTY                 OR TRUSTEE            DATE         DATE      OF 12/31/97            INTEREST RATE
         --------                 ----------         -----------   --------   --------------          -------------
Shannon Valley Shops            Ohio National         12/01/97     11/01/17    $  6,738,583               8.030%
Winwood Apartments          Iowa Finance Authority    12/31/83     11/01/15    $ 23,000,000      Lower floater, adjusted
                                                                                                          weekly
Neptune Building            Iowa Finance Authority    09/01/85     09/01/15    $  6,000,000      Lower floater, adjusted
                                                                                                          weekly
Manufactured Homes Plant      Osage City -- IRB       12/01/84     12/01/99    $  4,800,000      Lower floater, adjusted
                                                                                                          weekly
Highland and Crestwood
 Buildings                          Cigna             10/27/89     12/01/02    $  8,576,802               8.290%
Sunset, Veridian,
 Edgewater and Waterford
 Buildings                          Cigna             10/27/89     12/01/02    $ 21,618,890               8.290%
Land under ground lease             Cigna             12/13/92     03/01/09    $ 19,000,000               9.050%
(1) Preference Items                                                           $  4,026,458
                                                                               ------------
Total mortgages payable                                                        $288,553,291
                                                                               ============


                                                              AMORTIZATION      BALANCE DUE
         PROPERTY                PREPAYMENT PROVISIONS           PERIOD         AT MATURITY
         --------                ---------------------        ------------      -----------
Shannon Valley Shops        Greater of 1% of principal or a   20 years        Fully Amortized
                            calculated re-investment yield
Winwood Apartments           Redeemable at rates declining    Interest Only   $    23,000,000
                            from 102% to 100% of principal
Neptune Building             Redeemable at rates declining    Interest Only   $     6,000,000
                            from 102% to 100% of principal
Manufactured Homes Plant     Redeemable at rates declining    Interest Only   $     4,800,000
                            from 103% to 100% of principal
Highland and Crestwood
 Buildings                  Greater of 1% of principal or a   25 years        $     7,918,383
                            calculated re-investment yield
Sunset, Veridian,
 Edgewater and Waterford
 Buildings                  Greater of 1% of principal or a   25 years        $    19,737,955
                            calculated re-investment yield
Land under ground lease     Beginning in 9th year, 1% plus    25 years        $    17,429,339
                                   yield maintenance
(1) Preference Items
Total mortgages payable

-------------------------

(1) See discussion in Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis -- Liquidity and Capital Resources.

(2) This note is callable by the lender on 2/1/06.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement to be distributed in advance of the Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement to be distributed in advance of the Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement to be distributed in advance of the Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement to be distributed in advance of the Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents list

          (1) The following financial statements are included in Part II Item 8:

              Independent Auditors' Report

              Consolidated Balance Sheets at December 31, 1997 and 1996

              Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements

          (2) The following financial statement schedules are included in Part II, Item 8

              Independent Auditors' Report

              Schedule of Real Estate and Accumulated Depreciation at December 31, 1997

              Schedule of Real Estate and Accumulated Depreciation Rollforwards for the Years Ended December 31, 1997, 1996 and 1995

              Schedule of Mortgage Loans on Real Estate at December 31, 1997

              Schedule of Rollforward of Mortgage Loans on Real Estate for the Years Ended December 31, 1997, 1996 and 1995

              Schedule of Valuation and Qualifying Accounts for the Year Ended December 31, 1997

              Schedule of Valuation and Qualifying Accounts for the Year Ended December 31, 1996

              Schedule of Valuation and Qualifying Accounts for the Year Ended December 31, 1995

              Schedule of Mortgages Payable at December 31, 1997

          (3) List of Exhibits:

    EXHIBIT
      NO.
    -------
     3.1       The Articles of Incorporation of the Company*
     3.2       The Bylaws of the Company*
     4.1       The Articles of Incorporation of the Company (Included in
               Exhibit 3.1)*
     4.2       The Bylaws of the Company (Included in Exhibit 3.2)*
     4.3       Rights Agreement between the Company and American Stock
               Transfer & Trust Company**
    10.1(a)    Amendment to and Restatement of J.C. Nichols Company
               Employee Stock Ownership Plan*
    10.1(b)    First Amendment to the Amended and Restated J.C. Nichols
               Company Employee Stock Ownership Plan*
    10.1(c)    Third Amendment to the Amended and Restated J.C. Nichols
               Company Employee Stock Ownership Plan*
    10.2(a)    Amendment to and Restatement of J.C. Nichols Employee Stock
               Ownership Trust*
    10.2(b)    First Amendment to the Amended and Restated J.C. Nichols
               Company Employee Stock Ownership Trust*
    10.3(a)    Real Estate Contract of Sale (between J.C. Nichols Company and Synergy Development Alliance, L.C.)*

    EXHIBIT
      NO.
    -------
    10.3(b)    Amendment to Real Estate Contract of Sale*
    10.3(c)    Second Amendment to Real Estate Contract of Sale*
    10.3(d)    April 25, 1995 Letter Agreement constituting third amendment to Real Estate Contract for Sale*
    10.3(e)    May 11, 1995 Letter Agreement constituting fourth amendment to Real Estate Contract of Sale*
    10.4(a)    Secured Promissory Note -- Note A*
    10.4(b)    Secured Promissory Note -- Note B*
    10.4(c)    Deed of Trust, Security Agreement and Assignment of Rents*
    10.4(d)    Assignment of Leases and Rents*
    10.6       Restated Joint Venture Agreement*
    10.7       J.C. Nichols Company 1996 Stock Option Plan, Amended and
               Restated Effective May 30, 1996*
    10.8       Form of Indemnification Agreement entered into between the
               Company and each of the members of the Board of Directors
               and certain Officers*
    10.9       Form Employment Agreement between the Company and Certain
               Officers*
    10.10      Employment Agreement between the Company and Mr. Brady,
               President and Chief Executive Officer of the Company*
    10.11      Settlement Agreement between the Company and Deloitte &
               Touche LLP*
    10.12      Stock Purchase Agreement among the Company, AHI Metnall
               L.P., John Simon and James W. Quinn*
    10.13      Operating Agreement of KH-JCN, L.C. between the Company and
               Kessinger/Hunter & Company, Inc., and First Amendment to
               Operating Agreement
    10.14      Call Right issued by the Company Kessinger/Hunter & Company,
               Inc.
    10.15      Agreement and Plan of Merger among the Company, Highwoods
               Properties, Inc. and Jackson Acquisition Corporation***
    16.1       Later re: Change in Certifying Accountant*
    21.1       List of Subsidiaries and Affiliates of the Company
    27.1       Financial Data Schedule
    99.1       Settlement Agreement and Mutual Releases as of June 30,
               1995*

-------------------------
*   Incorporated by reference to the Company's Registration Statement on Form
10.
** Incorporated by reference to the Company's Form 8-A12G/A filed on July 29, 1997.
*** Incorporated by reference to the Company's Form 8-K filed on December 24, 1997.

     (b) Reports on Form 8-K
         Agreement and Plan of Merger among the Company, Highwoods Properties, Inc. and Jackson Acquisition Corporation (Form 8-K filed on December 24, 1997).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                                          J.C. NICHOLS COMPANY
                                          (Registrant)

                                          By:       /s/ BARRETT BRADY
                                            ------------------------------------
                                                       Barrett Brady
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                SIGNATURE                                      TITLE                           DATE
                ---------                                      -----                           ----

          /s/ WILLIAM K. HOSKINS              Chairman of the Board, and Director         March 25, 1998
------------------------------------------
            William K. Hoskins

            /s/ BARRETT BRADY                 President, Chief Executive Officer and      March 25, 1998
------------------------------------------    Director
              Barrett Brady

           /s/ KAY N. CALLISON                Director                                    March 25, 1998
------------------------------------------
             Kay N. Callison

          /s/ C.Q. CHANDLER III               Director                                    March 25, 1998
------------------------------------------
            C.Q. Chandler III

           /s/ MARK C. DEMETREE               Director                                    March 25, 1998
------------------------------------------
             Mark C. Demetree

          /s/ WILLIAM V. MORGAN               Director                                    March 25, 1998
------------------------------------------
            William V. Morgan

          /s/ CLARENCE L. ROEDER              Director                                    March 25, 1998
------------------------------------------
            Clarence L. Roeder

                                              Director
------------------------------------------
             Thomas J. Turner

           /s/ MARK A. PETERSON               Vice President, Chief Financial Officer     March 25, 1998
------------------------------------------    and Treasurer (Principal Accounting
             Mark A. Peterson                 Officer)