Form 10-Q
period 1998-03-31
J C NICHOLS CO
filed 1998-05-18
CIK 71978

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

MARK ONE)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT APRIL 30, 1998
         -----                                 -----------------------------
COMMON STOCK, $0.01 PAR VALUE                          4,619,039

================================================================================

                              J.C. NICHOLS COMPANY
                      INDEX TO FORM 10-Q FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 1998




                                                                                          PAGE
                                                                                          ----
PART I -      FINANCIAL INFORMATION
     ITEM 1   FINANCIAL STATEMENTS

              Consolidated Balance Sheets at March 31, 1998 (Unaudited) and
              December 31, 1997 ........................................................    1

              Consolidated Statements of Income for the Three Months Ended March 31,
              1998 and March 31, 1997 (Unaudited) ......................................    2

              Consolidated Statements of Cash Flows for the Three Months Ended March 31,
              1998 and March 31, 1997 (Unaudited) ......................................    3

              Notes to Unaudited Consolidated Financial Statements .....................    4

     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ......................................    5


PART II -     OTHER INFORMATION
     ITEM 1   LEGAL PROCEEDINGS ........................................................    10

     ITEM 2   CHANGES IN SECURITIES ....................................................    10

     ITEM 3   DEFAULTS UPON SENIOR SECURITIES ..........................................    10

     ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................    10

     ITEM 5   OTHER INFORMATION ........................................................    10

     ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K .........................................    10

              SIGNATURES ...............................................................    12


                         PART I - FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS.



                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                                        MARCH 31,      DECEMBER 31,
                                                                                                          1998             1997
                                                                                                     -------------    --------------
                                                                                                       (UNAUDITED)
                                    ASSETS

Revenue-producing properties .....................................................................   $ 162,705,000    $ 163,230,000
Land and improvement inventories .................................................................       9,424,000        9,791,000
Property held for future development .............................................................       8,597,000        7,660,000
                                                                                                     -------------    -------------
    Total properties .............................................................................     180,726,000      180,681,000

Cash and cash equivalents ........................................................................      23,713,000       15,968,000
Temporary investments ............................................................................      33,554,000       42,633,000
Accounts receivable ..............................................................................       2,974,000        2,454,000
Prepaid expenses .................................................................................       7,005,000        6,378,000
Notes receivable .................................................................................      40,407,000       40,757,000
Investments in real estate partnerships ..........................................................       6,445,000        2,457,000
Minority interest in consolidated partnerships ...................................................       4,680,000        4,717,000
Income taxes receivable ..........................................................................         365,000          383,000
Other assets, net ................................................................................         699,000          739,000
                                                                                                     -------------    -------------
                                                                                                     $ 300,568,000    $ 297,167,000
                                                                                                     =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgage indebtedness ............................................................................   $ 287,126,000    $ 288,553,000
Notes payable to banks and others ................................................................      12,990,000       12,990,000
Accounts payable and tenants' deposits ...........................................................       6,551,000        9,059,000
Accrued expenses and other liabilities ...........................................................       7,645,000        8,006,000
Deferred income taxes ............................................................................       3,970,000        2,708,000
Deferred gains on the sale of property ...........................................................       2,022,000        2,024,000
                                                                                                     -------------    -------------
                                                                                                       320,304,000      323,340,000
                                                                                                     -------------    -------------

Shareholders' equity (deficit):
    Common stock, par value $.01 per share; 10,000,000 shares authorized
       (5,798,274 and 5,721,744 shares issued) ...................................................         100,000          100,000
    Additional paid-in capital ...................................................................      24,251,000       19,917,000
    Retained earnings ............................................................................     101,891,000       99,788,000
                                                                                                     -------------    -------------
                                                                                                       126,242,000      119,805,000
Less:
    Treasury stock, at cost (1,179,235 shares of common stock) ...................................     145,978,000      145,978,000
                                                                                                     -------------    -------------
         Total shareholders' equity (deficit) ....................................................     (19,736,000)     (26,173,000)
Commitments and contingencies ....................................................................
                                                                                                     -------------    -------------
                                                                                                     $ 300,568,000    $ 297,167,000
                                                                                                     =============    =============


          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                               ------------------------------------
                                                                                                      1998                   1997
                                                                                                      ----                   ----
Sales and revenues:
    Rents ...........................................................................           $ 19,709,000           $ 20,011,000
    Property sales ..................................................................              1,221,000              1,347,000
    Dividends and interest ..........................................................              1,147,000              1,071,000
    Gains on sales of investments and other assets ..................................                586,000                 15,000
    Equity in earnings (losses) of unconsolidated affiliates ........................                 54,000                (77,000)
    Other ...........................................................................                248,000                378,000
                                                                                                ------------           ------------
                                                                                                  22,965,000             22,745,000
                                                                                                ------------           ------------

Costs and expenses:
    Selling, general and operating expenses .........................................             10,407,000              9,874,000
    Cost of property sales ..........................................................                873,000              1,107,000
    Interest ........................................................................              5,426,000              5,849,000
    Depreciation and amortization ...................................................              2,894,000              3,373,000
                                                                                                ------------           ------------
                                                                                                  19,600,000             20,203,000
                                                                                                ------------           ------------

      Income before income taxes ....................................................              3,365,000              2,542,000
Income tax expense ......... ........................................................              1,262,000                955,000
                                                                                                ------------           ------------
      Net income ....................................................................           $  2,103,000           $  1,587,000
                                                                                                ============           ============

Basic income per share (note 2) .....................................................           $       0.46           $       0.38
                                                                                                ============           ============

Diluted income per share (note 2) ...................................................           $       0.44           $       0.37
                                                                                                ============           ============


          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                ------------------------------------
                                                                                                      1998                 1997
                                                                                                      ----                 ----

Operating activities:
    Net income .........................................................................         $  2,103,000          $  1,587,000
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .................................................            2,894,000             3,373,000
         Deferred income taxes .........................................................            1,262,000               955,000
         Equity in losses of unconsolidated affiliates .................................              (54,000)               77,000
         Earned stock compensation .....................................................               48,000                     -
         Gains on sales of investments and other assets ................................             (586,000)              (15,000)
         Changes in:
           Land and improvement inventories ............................................              356,000               726,000
           Accounts receivable .........................................................             (520,000)               90,000
           Prepaid expenses ............................................................             (982,000)           (1,169,000)
           Income taxes receivable .....................................................               17,000             2,071,000
           Minority interest in consolidated partnerships ..............................             (110,000)              (15,000)
           Accounts payable and tenants' deposits ......................................           (2,507,000)             (174,000)
           Accrued expenses and other liabilities ......................................             (269,000)              951,000
           Other, net ..................................................................              (60,000)              (69,000)
                                                                                                 ------------          ------------
              Net cash provided by operating activities ................................            1,592,000             8,388,000
                                                                                                 ------------          ------------

Investing activities:
    Net decrease in temporary investments ..............................................            9,079,000             9,677,000
    Payments on notes receivable .......................................................            2,272,000             1,805,000
    Issuance of notes receivable .......................................................           (1,922,000)             (931,000)
    Additions to revenue-producing properties ..........................................           (1,963,000)           (1,531,000)
    Additions to property held for future development ..................................             (937,000)                    -
    Proceeds from sales of capital assets ..............................................              537,000                     -
    Investments in unconsolidated affiliates ...........................................           (4,289,000)                    -
    Return of capital from real estate partnerships ....................................              370,000               548,000
    Other, net .........................................................................                    -               188,000
                                                                                                 ------------          ------------
              Net cash provided by investing activities ................................            3,147,000             9,756,000
                                                                                                 ------------          ------------

Financing activities:
    Payments on mortgage indebtedness ..................................................           (1,427,000)           (2,010,000)
    Issuance of common stock ...........................................................            4,286,000                     -
    Purchase of treasury stock .........................................................                    -           (12,810,000)
    Capital contributions from minority partners .......................................              147,000                     -
                                                                                                 ------------          ------------

              Net cash provided by (used in) financing activities ......................            3,006,000           (14,820,000)
                                                                                                 ------------          ------------

              Net increase in cash and cash equivalents ................................            7,745,000             3,324,000

Cash and cash equivalents, beginning of period .........................................           15,968,000            14,454,000
                                                                                                 ------------          ------------

Cash and cash equivalents, end of period ...............................................         $ 23,713,000          $ 17,778,000
                                                                                                 ============          ============




          See accompanying notes to consolidated financial statements.

                              J.C. NICHOLS COMPANY
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997

(1)   INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements of J.C. Nichols Company and subsidiaries (the Company) have been prepared in accordance with the instructions to interim financial statements. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements, such information and footnotes have not been duplicated herein. The December 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998. Certain amounts in the consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2)   INCOME PER SHARE

       Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the effect of all dilutive potential common shares (primarily stock options) outstanding during each period.

       The shares used in the calculation of basic and diluted income per share are shown below:


        FOR THE THREE MONTHS ENDED MARCH 31,                             1998               1997
        ---------------------------------------------------          -------------      -------------
        Weighted average common shares outstanding
           for computation of basic income per share                    4,571,420          4,172,560

        Stock options                                                     167,946            125,562
                                                                     -------------      -------------

        Shares outstanding for computation of  diluted
           income per share                                             4,739,366          4,298,122
                                                                     =============      =============


(3)    INVESTMENT IN LIMITED LIABILITY COMPANY

       In November, 1997, the Company entered into an agreement with Kessinger/Hunter & Company, Inc. (Kessinger/Hunter) to form a limited liability company (LLC) to provide services to previous Kessinger/Hunter clients as well as management and leasing for the Company's Kansas City area portfolio of office, industrial and retail properties, excluding the Country Club Plaza. On January 2, 1998, the Company made an initial investment in the LLC of $4,286,000, which represents a 30% equity interest. The Company has the option of increasing its equity interest to 65% by 2001. In addition, the agreement provides to the LLC a call right which enables it to purchase up to 76,530 shares of common stock of the Company at a price of $56 per share. In February, 1998, the LLC returned to the Company the $4,286,000 to permit it to exercise this call right. Accordingly, the Company issued 76,530 shares of its common stock to the LLC.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL BACKGROUND

The following is a discussion of the historical operating results of the Company.

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

SUMMARY. Net income increased by $516,000 (32.5%) from $1.6 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. This net increase is due to changes in several income statement line items that are explained below.

RENTS. Rental income decreased by $302,000 (1.5%) from $20.0 million for the three months ended March 31, 1997 to $19.7 million for the three months ended March 31, 1998 primarily due to a $1.1 million decrease in rental income related to three properties that were sold during the third quarter of 1997. This decrease is partially offset by a $771,000 increase due to improved rents in the Company's office, retail, and apartment properties.

PROPERTY SALES. Property sales primarily represent sales of residential lots in subdivisions developed by the Company, sales of condominiums in the Alameda Towers project, and sales of villas in the Corinth Place Villas project. Property sales decreased by $126,000 (9.4%) from $1.3 million for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998 and included lot sales of $820,000 and condominium sales of $401,000. During the third quarter of 1997, the Company changed its accounting method from recording lot sales on an "as closed" basis to recording lot sales on an "as sold" basis. The lot sales recorded in the first quarter of 1997 are on an "as closed" basis. Property sales of $1.3 million for the three months ended March 31, 1997 included lot sales of $518,000 ($666,000 on an "as sold" basis) condominium sales of $660,000 and villa sales of $169,000.

GAINS ON SALES OF INVESTMENTS AND OTHER ASSETS. Gains on sales of investments and other assets represent gains associated with the sales of revenue-producing properties, property held for future development and other assets used in the business. These gains fluctuate with the volume of asset dispositions and the magnitude of the difference between sales proceeds and carrying value. The $586,000 gain for the three months ended March 31, 1998 is primarily due to the disposition of certain construction and maintenance equipment that was no longer necessary to service the Company's real estate portfolio.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates represents the Company's proportionate share of earnings of affiliates in which the Company's ownership is 50% or less. This line item increased $131,000 from a $77,000 loss for the three months ended March 31, 1997 to $54,000 in income for the three months ended March 31, 1998. The increase is primarily due to earnings generated by new office buildings that were constructed and/or leased up during 1997 by the Iowa partnerships in which the Company is a partner.

OTHER. Other represents leasing commissions and property management fees generated from the Company's third party real estate brokerage and management services, royalties, minority interest in losses and other miscellaneous revenues. Other decreased by $130,000 from $378,000 for the three months ended March 31, 1997 to $248,000 for the three months ended March 31, 1998 primarily due to the Company transferring its third party real estate brokerage and management services business to Kessinger/Hunter and Company, L.C., an unconsolidated affiliate.

SELLING, GENERAL AND OPERATING EXPENSES. Selling, general, and operating expenses (S,G, & O) represent the expenses directly associated with operating the Company's real estate assets and expenses that are considered to be overhead. These expenses increased by $533,000 (5.4%) from $9.9 million for the three months ended March 31, 1997 to $10.4 million for the three months ended March 31, 1998, principally due to the three months ended March 31, 1998 containing approximately $1,100,000 of expenses related to the Company's proposed merger with a wholly-owned subsidiary of Highwoods Properties, Inc. This increase was partially offset by the absence of $307,000 of operating expenses related to the three properties that were sold during the third quarter of 1997.

COST OF PROPERTY SALES. Cost of property sales represents the Company's cost basis in residential lots, condominium units, and villas sold during the year. The cost of property sales is a function of the number of lots, condominium units, and villas sold and their underlying cost basis. Cost of property sales decreased by $234,000 (21.1%) from $1.1 million for the three months ended March 31, 1997 to $873,000 for the three months ended March 31, 1998 and included lot cost of sales of $450,000 and condominium cost of sales of $423,000. Cost of property sales for the three months ended March 31, 1997 included lot cost of sales of $342,000 ($448,000 on an "as sold" basis), condominium cost of sales of $623,000 and villa cost of sales of $142,000. The gross margin percentage on lot sales was 45.1% for the three months ended March 31, 1998 as compared to 34.2% for the three months ended March 31, 1997. The increase in gross margin percentage on lot sales for the three months ended March 31, 1998 resulted from the Company achieving higher average prices while keeping average lot costs at a level consistent with the prior year. The gross margin percentage on condominium sales was (5.5%) for the three months ended March 31, 1998, as compared to 5.6% for the three months ended March 31, 1997. The decrease in gross margin percentage on condominium sales for the three months ended March 31, 1998 resulted from the Company incurring greater finishing costs on condominium sales for the three months ended March 31, 1998 than for the three months ended March 31, 1997.

INTEREST EXPENSE. Fluctuations in interest expense occur due to the level of the Company's interest bearing indebtedness and the effect changes in interest rates have on the Company's variable rate indebtedness. Interest expense declined by $423,000 (7.2%) from $5.8 million for the three months ended March 31, 1997 to $5.4 million for the three months ended March 31, 1998 primarily due to the lower average balance of outstanding indebtedness during the three months ended March 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation of the Company's revenue-producing properties is computed using the straight-line method over the estimated useful lives of the assets, generally seven to thirty-one years. Depreciation expense fluctuates to some degree as properties are bought and sold. In addition, certain financing charges and certain lease related costs are amortized over the term of the associated loan or lease as applicable. The decrease of $479,000 (14.2%) from $3.4 million for the three months ended March 31, 1997 to $2.9 million for the three months ended March 31, 1998 is primarily due to property sales and older fixed assets becoming fully depreciated.

                         LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities, permanent mortgage financing, and short term notes payable to banks represent the Company's primary sources of liquidity to fund recurring capital costs associated with renewing leases and renovating the Company's properties, payments on the Company's outstanding indebtedness, and distributions to shareholders. The Company has a $10 million unsecured line of credit with Commerce Bank, N.A. (Kansas City, Missouri) bearing interest at the prime rate. At March 31, 1998, there were no outstanding borrowings on this line of credit.

       Management anticipates that cash generated before debt payments and capital expenditures, together with the bank line of credit, will provide adequate liquidity to conduct the Company's operations, fund its recurring capital costs and interest expense, and permit normal amortization payments on outstanding indebtedness. However, the Company is in the process of developing two of the projects included in the Company's comprehensive redevelopment plan for areas on and around the Country Club Plaza. The Country Club Plaza is a prestigious shopping, entertainment and office development in Kansas City, Missouri containing approximately 1,000,000 square feet of retail space (including basement space) and 125,000 square feet of second floor office space. These projects are to be supplemented by tax increment financing (TIF). The Company anticipates that it will be able to fund the projects through 1998 with working capital and the proceeds of a TIF bond. However, due to the proposed merger with a wholly-owned subsidiary of Highwoods Properties, Inc., the Company has not secured the additional financing necessary to fund expenditures on these two projects or other Plaza redevelopment projects in 1999 and thereafter.

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

       In November, 1997, the Company entered into an agreement with Kessinger/Hunter & Company, Inc. (Kessinger/Hunter) to form a limited liability company (LLC) to provide services to previous Kessinger/Hunter clients as well as management and leasing for the Company's Kansas City area portfolio of office, industrial, and retail properties, excluding the Country Club Plaza. On January 2, 1998, the Company made an initial investment in the LLC of $4,286,000, which represents a 30% equity interest. The Company has the option of increasing its equity interest to 65% by 2001. In addition, the agreement provides to the LLC a call right which enables it to purchase up to 76,530 shares of common stock of the Company at a price of $56 per share. In February, 1998, the LLC returned to the Company the $4,286,000 to permit it to exercise this call right. Accordingly, the Company issued 76,530 shares of its common stock to the LLC.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

       Net cash provided by operating activities decreased by $6.8 million from $8.4 million for the three months ended March 31, 1997 to $1.6 million for the three months ended March 31, 1998. The primary reasons for such decrease include higher net cash outflows from the payment of accounts payable and accrued expenses, lower cash inflows from the collection of income taxes receivable and accounts receivable, and other operating income factors discussed above under "Results of Operations."

       Net cash flows provided by investing activities decreased by $6.7 million from $9.8 million for the three months ended March 31, 1997 to $3.1 million for the three months ended March 31, 1998. The $3.1 million of net cash flow provided by investing activities was principally a result of decreasing temporary investments a net $9.1 million and receiving $2.3 million of payments on notes receivable. These receipts were substantially offset by the investment in unconsolidated affiliates of $4.3 million, the $2.0 million in additions to revenue-producing properties, and the issuance of $1.9 million of notes receivable. For the three months ended March 31, 1997, the Company's net cash provided by investing activities of approximately $9.8 million was principally a result of decreasing temporary investments $9.7 million and receiving $1.8 million in payments on notes receivable. These receipts were partially offset by investments of $1.5 million for additions to revenue-producing properties.

       Net cash provided by financing activities increased by $17.8 million from ($14.8) million for the three months ended March 31, 1997 to $3.0 million for the three months ended March 31, 1998. The $3.0 million of net cash provided by financing activities for the three months ended March 31, 1998 was principally a result of issuing $4.3 million of common stock, partially offset by a $1.4 million reduction in mortgage indebtedness. For the three months ended March 31, 1997, the Company's net cash used in financing activities of $14.8 million was principally a result of purchasing $12.8 million of treasury stock and reducing mortgage indebtedness $2.0 million.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

       It is management's intent to apply the majority of the Company's operating cash flows to reduce indebtedness and to improve and increase the Company's portfolio of revenue-producing properties. The Company is organized as a "Subchapter C" corporation and as such pays income taxes on its taxable income and is generally not subject to distribution requirements based on net income. Management believes that the Company's core operations are best measured by its earnings before interest and dividend income, interest expense, income taxes, depreciation and amortization, gains or losses from debt restructuring and sales of assets, and valuation allowances, and after adjustments needed to similarly convert the earnings of minority interests and unconsolidated partnerships. Earnings, as so computed, are referred to herein as "EBITDA". This is a supplemental performance measure used along with net income to report operating results. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund operating needs and should not be considered as an alternative to cash flow as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and, along with net income, facilitates understanding of its operating results. The EBITDA and EBITDA, as adjusted, set forth below may not be comparable to other real estate companies, as each real estate company may define differently such terms.


                                                                                         EBITDA
                                                                                         $(000)

For the Three Months Ended  March 31,                                              1998            1997
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $     2,103    $      1,587

ADJUSTMENTS TO RECONCILE NET INCOME TO EBITDA:
   Interest and dividend income                                                     (1,147)         (1,071)
   Interest expense                                                                  5,426           5,849
   Income tax expense                                                                1,262             955
   Depreciation and amortization                                                     2,894           3,373
   Gains on sales of  investments and other assets                                    (586)            (15)
   Minority interest portion of add-backs                                             (454)           (699)
   Unconsolidated subsidiaries' portion of add-backs                                 1,189           1,071

                                                                               ----------------------------
EBITDA                                                                         $    10,687    $     11,050
                                                                               ============================



       Because of the number and size of non-recurring transactions included in the Company's consolidated financial statements during the last several years, management believes it is important to also present a reconciliation of the foregoing EBITDA to "adjusted" EBITDA, as described below, which represents EBITDA exclusive of certain non-recurring transactions. Management believes adjusted EBITDA is more representative of the Company's underlying operations.

                                                      ADJUSTED EBITDA
                                                            $(000)

For the Three Months Ended  March 31,                 1998            1997
-----------------------------------------------------------------------------
EBITDA                                           $     10,687    $     11,050

NON-RECURRING ITEMS:
   Costs related to proposed merger                     1,100               -

                                                 ----------------------------
ADJUSTED EBITDA                                  $     11,787    $     11,050
                                                 ============================



       The above adjusted EBITDA amounts illustrate the Company's EBITDA if certain non-recurring items had been eliminated from the Company's statements of operations. These amounts are not necessarily indicative of future performance. However, management does believe that, when read in conjunction with the Company's consolidated financial statements, they assist the reader in better understanding the Company's underlying business operations. The adjustment made to arrive at adjusted EBITDA is explained as follows: "Costs related to proposed merger" represent costs incurred by the Company in conjunction with the proposed merger with a wholly-owned subsidiary of Highwoods Properties, Inc.

                 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income and its components in the fiscal 1998 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. Because the Company currently has no components other than net income which would constitute comprehensive income, the adoption of SFAS No. 130 in 1998 did not require any additional disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires reporting about operating segments, products and services, geographic areas, and major customers. The objective of the pronouncement is to provide information about the different types of business activities and economic activities in which businesses operate. The adoption of SFAS No. 131 in 1998 did not require any additional disclosures.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

      On March 24, 1998, following an evidentiary hearing, the Court in Medina, et al. v. McCarthy, et al. (" Medina") ruled that the Settlement Agreement dated as of June 30, 1995 requires the vesting provisions of the Employee Stock Ownership Plan ("ESOP") plan documents be amended to provide that the Medina plaintiff class members be 100% vested in the stock and cash allocated in their ESOP accounts pursuant to the Settlement Agreement. The Court has not yet issued a final written order. If the Courts' final written order is consistent with its announced ruling, such order will have no impact on the Company.

      On April 1, 1998, following a hearing, the Court ruled that the 59,413 shares and the $58,064, plus accrued interest, previously deposited by the Company with the Court pursuant to the Settlement Agreement dated as of June 30, 1995, be paid outside the Employee Stock Ownership Trust ("ESOT") directly to nine individual defendants named in this interpleader action. The Court has not yet issued a final written order. If the Courts' final written order is consistent with its announced ruling, such order will have no impact on the Company.

      Additional information on these two legal proceedings is set forth in the Company's Form 10-K for the year ended December 31, 1997.


ITEM 2  CHANGES IN SECURITIES.

      The Company issued 76,530 shares of its common stock upon exercise of a call right that was purchased from the Company on February 26, 1998 for $4,286,000. The Company had previously agreed to issue the call right in connection with an agreement to form a limited liability company with Kessinger/Hunter & Company, Inc.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5  OTHER INFORMATION.

      None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits required to be filed by Item 601 of Regulation S-K.

          10.1 Operating Agreement of KH-JCN, L.C. between the Company and Kessinger/Hunter & Company, Inc. and First Amendment to Operating Agreement. *

          10.2 Call Right issued by the Company to Kessinger/Hunter & Company, Inc. *


------------------
*Incorporated by reference from the Company's Form 10-K filed on March 31, 1998.

         27.1      Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed for the quarter ended March 31, 1998. However, on April 30, 1998, a Form 8-K was filed reflecting an amendment to the merger agreement with Highwoods Properties, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    J.C. NICHOLS COMPANY

Date:  May 13, 1998            By:  /s/  MARK A. PETERSON
                                    ------------------------------------
                                       Mark A. Peterson
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Authorized officer and
                                       principal financial officer of
                                       the registrant)