Form 10-Q/A
period 1997-09-30
J C NICHOLS CO
filed 1998-05-19
CIK 71978

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-Q/A


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


        On December 19, 1996, the Company announced a comprehensive plan to redevelop areas on and around the Country Club Plaza ("Plaza"). The Plaza is a prestigious shopping, entertainment and office development in Kansas City, Missouri containing approximately 1,000,000 square feet of retail space (including basement space) and 125,000 square feet of second floor office space. The proposed $240 million redevelopment includes 780,000 square feet of new construction on the Plaza, rehabilitation of 180,000 square feet of existing structures on the Plaza, and the addition of 350 residential apartment units near the Plaza. The proposal also includes construction of 3,965 parking spaces and $5 million of public amenities on the Plaza. The Company filed on December 20, 1996, an application with the Tax Increment Financing Commission of Kansas City seeking to use funds generated from tax increment financing to fund approximately 25% of the proposed redevelopment. The application was approved by the Tax Increment Financing Commission, and the City Council of Kansas City, Missouri gave final approval on April 17, 1997. The plan is to be executed over the next ten years and is contingent on market demand. The Company is currently exploring various options for funding development costs in excess of the approved tax increment financing.

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

PART II - OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS


         On August 15, 1997, the Company paid to the Company's Employee Stock Ownership Trust and to the United States District Court for the Western District of Missouri 679,999 shares of the Company's common stock and $2,326,000, plus certain accrued interest. This payment was made pursuant to the Settlement Agreement (defined below). The Settlement Agreement and the litigation giving rise to the Settlement Agreement are more particularly described in the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.
A description of the agreement entered into by the Company and the Internal Revenue Service on August 1, 1997, relating to the Settlement Agreement is contained in the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997.



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

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits


                 27.1 Financial Data Schedule*


         (b)     Reports on Form 8-K.

                 None



* Incorporated by reference to the Company's Form 10-Q filed on November 14,
1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J.C. NICHOLS COMPANY


Date:  May 19, 1998                     By:  /s/ MARK A. PETERSON
                                           ------------------------------------
                                        Mark A. Peterson
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Authorized officer and principal
                                        financial officer of the registrant)