Form 10-K405/A
period 1997-12-31
J C NICHOLS CO
filed 1998-05-19
CIK 71978

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A


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

     Common Stock, $.01 par value, outstanding as of March 16, 1998: 4,542,509 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

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


     On December 23, 1997, JCN announced it had signed a definitive agreement with Highwoods Properties, Inc., a Raleigh, North Carolina-based real estate investment trust ("Highwoods") and a wholly-owned subsidiary of Highwoods for the merger of JCN into that Highwoods subsidiary. Highwoods is a fully-integrated, self-administered real estate investment trust that provides leasing, management, development, construction and other tenant-related services for its properties and for third parties. The agreement, which is subject to a number of conditions, including approval by two-thirds of the shareholders of JCN, provides to JCN shareholders the opportunity to elect to receive 1.84 Highwoods shares or $65 in cash for each share of JCN common stock. Highwoods may limit the amount of its stock issued to JCN shareholders to no more than 75% of the total consideration. The cash payment to JCN shareholders cannot exceed 40% of the total consideration. Management believes that the proposed strategic transaction permits achievement of the long-term growth plans of JCN by providing access to the financial resources and management expertise of Highwoods. Management of JCN will deliver to its shareholders additional information about the proposed merger in the Proxy/Prospectus to be distributed in advance of the special meeting of shareholders expected to be called in the second quarter of 1998 to approve such transaction.


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


     The consolidated litigation ended when the Company and the other parties thereto entered into a Mutual Release and Settlement Agreement dated as of June 30, 1995 ("Settlement Agreement"). The parties to the Settlement Agreement included the shareholders who had initiated the derivative litigation, the Company, the ESOT beneficiaries that had initiated the litigation on behalf of all ESOT participants, all of the individuals who were then directors of the Company, four former directors of the Company who were on the Board of Directors of the Company at the time of certain transactions that were, in part, the subject of the litigation, the individuals who were at various times prior to the Settlement Agreement the trustees of the ESOT, certain individuals and entities related to or under the control of the former chief executive officer and former chief financial officer of the Company, and SunChase Capital, Inc. and Realty Capital Company, two outside entities that had entered into a business arrangement with the Company prior to the Settlement Agreement. The provisions of the Settlement Agreement that are material to the Company, and in parenthesis, the impact of each such provision on the Company's recognition of $19.6 million in net litigation settlement expense in 1995 are as follows: (i) the Company received, in total, $6.6 million in cash from the insurance companies providing director and officer liability insurance and a fiduciary policy ($6.6 million income); (ii) the Company agreed to indemnify the then existing directors and former directors for their litigation expenses and the Company agreed to pay all attorney's fees, costs and expenses incurred on behalf of the shareholders initiating the shareholder derivative litigation and on behalf of the ESOT beneficiaries ($8.1 million expense); (iii) the Bowser Partnership conveyed to the Company 125,242 shares (pre-split) of stock of the Company acquired by that partnership from the ESOT, and the indebtedness owed by the Bowser Partnership to the Company was deemed satisfied (no effect); (iv) all rights of the Bowser Partnership and other entities pursuant to an option agreement entered into with the ESOT were forfeited (no effect); (v) the former chief executive officer of the Company conveyed to the Company 5,719 shares (pre-split) of stock of the Company ($4.3 million income); (vi) the former chief executive officer of the Company conveyed to the Company 6,508 shares of stock of the Company that were pledged as collateral for an obligation owed to another defendant in the litigation ($4.9 million income), and the Company agreed to pay approximately $6.1 million to acquire such shares ($6.1 million expense); (vii) the Company agreed to pay $3.6 million to the former chief executive officer of the Company ($3.6 million expense), indebtedness owed by such individual or other individuals to the Company or its subsidiaries, in the approximate amount of $8.1 million, was canceled ($5.6 million expense, net of reserves at December 31, 1994 of $2.5 million), and $1.1 million of obligations of the Company to such individuals was cancelled ($1.1 million income); (viii) the Company received title to six properties from an entity controlled by the former chief executive officer of the Company and indebtedness owed to the Company relating to such properties was cancelled (no effect); (ix) the Company received a new secured note in the approximate amount of $1.2 million from an entity affiliated with the former chief financial officer of the Company in replacement of accounts receivable of the same amount (no effect); (x) the former chief financial officer of the Company agreed to provide to the Company the benefits of stock ownership of certain stock of an entity affiliated with the Company (no effect); (xi) the Company agreed to transfer 8,500 shares (pre-split) of stock received from the Bowser Partnership and to pay $2 million to the ESOT or the beneficiaries of the ESOT ($13.1 million expense); (xii) the Company agreed to appoint an independent institutional trustee for the ESOT. The transfers made by the Bowser Partnership pursuant to the Settlement Agreement were deemed appropriate by the parties thereto because of the benefits derived through that entity by the former chief executive officer of the Company.



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


     The Company filed as a plaintiff on December 22, 1995 a petition against its former attorney, Charles Schleicher, and the law firm of Schleicher Latz, P.C. alleging certain breaches of fiduciary duties and obligations as an attorney and the attorneys for the Company, and alleging certain failures in performance of duties as attorney and attorneys for the Company. The suit against Mr. Schleicher and his law firm was filed in the Circuit Court of Jackson County, Missouri. The Settlement Agreement described above limits the potential recovery realizable by the Company to $2.0 million. The actual amount recovered by the Company, by settlement or otherwise, may be substantially less than such amount. This litigation has not progressed, as the parties have been attempting to settle the matter.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         The directors of JCN are set forth below.

         A.   TERM EXPIRING 2000

Barrett Brady -          Age 51.  Mr. Brady is the President and Chief Executive
                         Officer of JCN and has been acting in those capacities since September 1995. Mr. Brady has served as a director of JCN since December 1995. For more than five years prior to becoming President and Chief Executive
                         Officer of JCN, Mr. Brady served as President of Dunn
                         Industries, Inc., an investment holding company in the primary business of regional commercial and industrial general contracting. Mr. Brady is also a director of North American Savings Bank. Mr. Brady is the brother-in-law of Mr. John Fox, Vice President of
                         Special Projects for JCN.

Kay N. Callison -        Age 54.  Ms. Callison has served as a director of JCN
                         since 1982. For more than five years, Ms. Callison has been active in charitable activities in the Kansas City
                         Metropolitan area.

William V. Morgan -      Age 55.  Mr. Morgan has been a director of JCN since
                         1997. He has been the President of Morgan Associates,
                         Inc., an investment and pipeline management company, since February 1987, and Cortez Holdings Corporation, a related pipeline investment company, since October
                         1992. Mr. Morgan has served as a director of Midland
                         Loan Services and Kinder Morgan, G.P., Inc. since 1994.
                         In February 1997, Mr. Morgan was appointed Vice
                         Chairman of Kinder Morgan, G.P., Inc. Mr. Morgan has been Vice Chairman of Cortez Pipeline Company since
                         February 1987. He has held legal and management positions in the energy industry since 1975, including the presidencies of three major interstate natural gas companies: Florida Gas Transmission Company,
                         Transwestern Pipeline Company and Northern Natural Gas
                         Company.

         B.   TERM EXPIRING 1999

William K. Hoskins -     Age 63.  For more than five years Mr. Hoskins has
                         served as Vice President, General Counsel, and
                         Secretary to Hoechst Marion Roussel, Inc., a major pharmaceutical company. In 1997, Mr. Hoskins was appointed special counsel to Hoechst Marion Roussel, the parent company of Hoechst Marion Roussel, Inc. Mr.
                         Hoskins is currently Chairman of the JCN Board of Directors and has served in that capacity since May
                         1996.

Mark C. Demetree  -      Age 41.  Since October 1997, Mr. Demetree has been the
                         President, Chief Executive Officer and Chairman of the
                         Board of U.S. Salt Corporation. From February 1993 to
                         July 1997, Mr. Demetree was the President of North

                         American Salt Company. From 1989 through January 1993, Mr. Demetree was a Senior Vice President of D.G. Harris & Associates, Inc. From 1991 through February 1993, Mr. Demetree was also President of the Trona Railway Company. Mr. Demetree is also a member of the Board of Directors of Advanced Radio Telecom Corp.

         C.   TERM EXPIRING 1998

Clarence L. Roeder -     Age 64.  Mr. Roeder has served as a director of JCN
                         since 1974. For more than five years prior to July
                         1995, Mr. Roeder was Secretary of JCN. For more than five years prior to January 1993, Mr. Roeder was Vice
                         President and General Counsel of JCN. Mr. Roeder is also a member of the Board of Directors of Mercantile
                         Bank of Kansas and Mercantile Bank of Kansas City.

Thomas J. Turner, III -  Age 53.  Mr. Turner has served as a director of JCN since December 1995. For more than five years, Mr. Turner has served as President of Charter American Mortgage Company, a business that operates as a correspondent, and originates and services commercial loans, for institutional mortgage lenders.

C. Q. Chandler, III      Age 71.  Mr. Chandler was appointed to the board of
                         directors of JCN in May 1997 to fill the vacancy created by the resignation of James W. Quinn. Mr.
                         Chandler is the Chairman of the Board of INTRUST; a director of Fidelity State Bank & Trust Co.; a director of First Newton Bancshares; a director of Kansas
                         Crippled Children's Society; the Vice President and
                         Director, First Bank of Newton; and a Trustee of Kansas
                         State University.

         The following are the executive officers of JCN, all of whom serve at the will of the JCN Board of Directors.

Barrett Brady -          Information relating to Mr. Brady is set forth above.

G. Reid Teaney -         Age 51.  Mr. Teaney is Senior Vice President of JCN and
                         has served in that capacity since July 1996. For more than five years prior to becoming Senior Vice President of JCN, Mr. Teaney served as Senior Vice President and
                         Executive Managing Officer of the Kansas City office of
                         CB Commercial Group, a commercial real estate marketing, sales, leasing and brokerage company. From
                         January 1988 through March 1996, Mr. Teaney served as a director of Columbia Trust Company.

Edward A. de Avila -     Age 43.  Mr. de Avila is Senior Vice President of
                         Development of JCN and has been acting in that capacity since August 1996. From November 1993 to July 1996, Mr.
                         de Avila was Managing Director of Centertainment, Inc., an indirect wholly-owned subsidiary of AMC
                         Entertainment, Inc., one of the largest motion picture exhibitors in the United States. Centertainment, Inc.
                         pursued the development of entertainment based retail centers with AMC Multiscreen Theaters as a major anchor. From March 1988 through May

                         1993, Mr. de Avila was Vice President, Director of Retail for Reston Town Center Associates, a major developer of retail space in Reston, Virginia.


Mark A. Peterson -       Age 34.  Mr. Peterson is a Vice President, Treasurer
                         and Chief Financial Officer of JCN and has been acting in that capacity since June 1995. For more than five years prior to that time, Mr. Peterson acted in levels of increasing responsibility, concluding as senior audit manager for Donnelly Meiners Jordan Kline, P.C., a certified public accounting firm that has provided services to JCN.

Price A. Sloan -         Age 35.  Mr. Sloan is the Secretary and General Counsel
                         of JCN and has been acting in that capacity since March
                         1996. For more than five years prior to that time, Mr.
                         Sloan was an attorney with Blackwell Sanders Matheny
                         Weary & Lombardi LLP, the law firm that has acted and continues to act as legal counsel to JCN.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Exchange Act, JCN's directors and executive officers and shareholders holding more than ten percent of the outstanding stock of JCN are required to report their initial ownership of stock and any subsequent change in such ownership to the Securities and Exchange Commission and JCN. Specific time deadlines for the Section 16(a) filing requirements have been established by the Securities and Exchange Commission. To JCN's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent holders were satisfied during the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables set forth the compensation of certain executive officers of the Company for the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                    ANNUAL COMPENSATION                          COMPENSATION
                                         ----------------------------------------       --------------------------------
          NAME AND              YEAR      SALARY      BONUS(a)       OTHER ANNUAL        SECURITIES          ALL OTHER
     PRINCIPAL POSITION                     ($)          ($)         COMPENSATION        UNDERLYING         COMPENSATION
                                                                          ($)           OPTIONS/SARS             ($)
                                                                                             (#)
     ------------------         ----      ------      --------       ------------       ------------        ------------
Barrett Brady, CEO              1997     232,701      150,000         15,861(b)            N/A                 N/A
                                1996     225,000      144,000          9,857(c)           224,000              N/A
                                1995     110,000        N/A              N/A                N/A                N/A


Jack Frost, CEO                 1995      61,025        N/A              N/A                N/A              $6,975(d)


Lynn L. McCarthy,               1995      87,667(f)    50,000          1,080(g)             N/A               5,388(h)
CEO(e)


Edward A. de Avila,             1997     200,000       64,000         10,796(b)             7,500               N/A
Senior Vice President           1996      78,205       20,000          2,850(g)             N/A                 N/A


G. Reid Teaney,                 1997     165,000       90,000          9,196(b)            10,000               N/A
Senior Vice President           1996      74,666       40,000          3,300(g)             N/A                 N/A


Mark A. Peterson,               1997     104,000       45,000          7,970(b)             5,000               N/A
CFO                             1996     100,000       25,000          4,800(g)             N/A                 N/A


Price A. Sloan,                 1997     104,000       45,000          7,194(b)             5,000               N/A
General Counsel and
Secretary


(a) The amount reflects bonus in the year it was earned. All or a portion of the bonus may have been paid in the subsequent year.
(b) Amounts reported as "Other Annual Compensation" in 1997 include (1) the Company's matching contribution to the Company's 401K savings plan as follows: Barrett Brady $5,200, Edward de Avila $3,596, G. Reid Teaney $1,996, Mark Peterson $3,170 and Price Sloan $2,394; (2) automobile allowances as follows: Edward de Avila $7,200, G. Reid Teaney $7,200,
    Mark Peterson $4,800 and Price Sloan $4,800; (3) the personal use of company automobile for Barrett Brady $5,452; and (4) the cost of a country club membership for Barrett Brady $5,209.
(c) The amount reported reflects the value of personal automobile use paid to Mr. Brady by the Company and the cost of a country club membership provided to Mr. Brady by the Company.
(d) The amount reported includes $6,975 paid to Mr. Frost as director fees.
(e) The amounts reflected for Mr. McCarthy in 1995 do not attempt to adjust for the value of cash and property received by Mr. McCarthy pursuant to the Settlement Agreement that resolved the significant shareholder litigation that occurred in 1995.
(f) The amount reported includes $6,533 deferred by Mr. McCarthy and $4,333 contributed by the Company under the Company's 401(k) savings plan.
(g) The amount reported is an automobile allowance.
(h) The amount reported includes $1,050 paid to Mr. McCarthy as director fees and $4,338 paid as premiums under supplemental split dollar life insurance policies for Mr. McCarthy.


OUTSIDE DIRECTOR COMPENSATION

         Directors attending, whether by telephone or in person, any regular or special meeting of the Company's Board of Directors are paid $1,000 per meeting. Directors who are members of committees of the Company's Board of Directors attending, whether by telephone or in person, any regular or special meeting of a committee of the JCN Board of Directors are paid $500 per meeting. Directors who are also employees of JCN are not paid directors' fees.

OPTIONS AND STOCK APPRECIATION RIGHTS

                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                      Potential Realizable Value
                                                                                                        at Assumed Annual Rates
                                                                                                      of Stock Price Appreciation
                                                   INDIVIDUAL GRANTS                                        for Option Term
                         ----------------------------------------------------------------------     ------------------------------
                                           PERCENT OF
                                              TOTAL
                          NUMBER OF          OPTIONS                    MARKET
                         SECURITIES        GRANTED TO                  PRICE ON
                         UNDERLYING         EMPLOYEES    EXERCISE OR    DATE OF
                           OPTIONS             IN        BASE PRICE      GRANT       EXPIRATION
        NAME               GRANTED         FISCAL YEAR     ($/SHR)      ($/SHR)          DATE       0% ($)      5% ($)      10%($)
        ----             ----------        -----------   -----------   --------      ----------     -----       ------      ------
G. Reid Teaney,            10,000              36%           30           46           7/22/07     160,000      449,292     893,122
Senior Vice
President

Edward de                   7,500              28%           30           46           7/22/07     120,000      336,969     669,841
Avila, Senior
Vice President

Mark A.                     5,000              18%           30           46           7/22/07      80,000      224,646     446,561
Peterson, CFO

Price Sloan,
General Counsel             5,000              18%           30           46           7/22/07      80,000      224,646     446,561

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                  NUMBER OF
                                                                                  UNDERLYING                VALUE OF UNEXERCISED
                                                                             UNEXERCISED OPTIONS                IN-THE-MONEY
                                                                              AT FISCAL YEAR-END               OPTIONS/SARS AT
                                                                                     (#)                     FISCAL YEAR-END ($)
                                                                             -------------------            --------------------
                                       Shares
                                     Acquired (#)           Value                Exercisable/                   Exercisable/
             Name                    on Exercise         Received ($)           Unexercisable                   Unexercisable
             ----                    -----------         -----------            -------------                   -------------
Barrett Brady,                         25,000             1,500,156             79,000/120,000               4,754,512/6,075,000
CEO

G. Reid Teaney,                         - 0 -               - 0 -                  0/10,000                       0/400,000
Senior Vice President

Edward de Avila,                        - 0 -               - 0 -                  0/7,500                        0/300,000
Senior Vice President

Mark A. Peterson,                       - 0 -               - 0 -                  0/5,000                        0/200,000
CFO

Price Sloan,                             -0-                 -0-                   0/5,000                        0/200,000
General Counsel


EMPLOYMENT AGREEMENTS

         JCN has an employment agreement with its President and Chief Executive Officer, Mr. Barrett Brady. The principal terms of Mr. Brady's employment agreement provide that for a period of five years ending on December 31, 2000, Mr. Brady shall receive a base salary of $225,000 per year subject to annual review and adjustment at the discretion of the JCN Board of Directors. Additionally, Mr. Brady shall be entitled to an annual incentive discretionary bonus based upon achieving goals to be set annually, with an opportunity to earn up to 80% of his base salary as annual incentive discretionary bonus. Moreover, Mr. Brady shall be entitled to fixed supplemental retirement benefits of $78,000 per year payable for 15 years commencing upon the earlier of his disability or reaching the age of 60. Such supplemental retirement benefits vest at a rate of 40% on January 1, 1996, 20% on December 31, 1996, and 10% annually on December 31st for the years 1997, 1998, 1999 and 2000. Mr. Brady has been granted an option to purchase 64,000 shares of JCN Common Stock, or their equivalent, at a price of $.0125 per share, which option vested 50% on January 1, 1996 and the remaining 50% vested on January 1, 1997. Mr. Brady has also been granted an option to purchase 160,000 shares of JCN Common Stock, or their equivalent, at a price of $19.375 per share. Such options vest at a rate of 10% on December 31, 1996, 15% on December 31, 1997, and 25% annually on December 31st for the years 1998, 1999 and 2000. Mr. Brady shall be subject to a confidentiality and non-competition agreement during the term of the agreement and for a period of one year after termination.

         Mr. Brady's employment agreement provides for termination by JCN for cause, by voluntary resignation of Mr. Brady, or by JCN without cause. The agreement also provides Mr. Brady the right to terminate the agreement upon a change in control of JCN, which is defined as the acquisition by any entity or affiliated group of 35% or more of the combined voting power of the outstanding securities of JCN. Upon termination of the agreement by either party as a result of a change of control or by JCN without cause, Mr. Brady shall be entitled to certain rights, including, but not limited to, immediate vesting of all stock options and the right to receive his salary and normal employee benefits for the longer of twenty-four months or the remainder of the agreement's term.

         JCN has an employment agreement with its Senior Vice President of Development, Mr. Edward A. de Avila. The principal terms of Mr. de Avila's employment agreement provide that for a period of three years ending on August 12, 1999, Mr. de Avila shall receive a base salary of $200,000 per year subject to annual review and increase at the discretion of JCN's Board of Directors. Additionally, Mr. de Avila shall be entitled to an annual incentive discretionary bonus, with an opportunity to receive up to 40% of his base salary as annual incentive discretionary bonus. Mr. de Avila's employment agreement provides for termination by JCN for cause, by voluntary resignation of Mr. de Avila, or by JCN without cause. Upon termination of the Agreement by JCN without cause, Mr. de Avila shall be entitled to certain rights, including, but not limited to, the right to receive his annual salary and normal employee benefits from the date of termination until August 12, 1999.

         JCN has an employment agreement with its Senior Vice President, Mr. G. Reid Teaney. The principal terms of Mr. Teaney's employment agreement provide that for a period of three years ending on July 14, 1999, Mr. Teaney shall receive a base salary of $160,000 per year subject to annual review and increase at the discretion of JCN's Board of Directors. Additionally, Mr. Teaney shall be entitled to an annual incentive discretionary bonus with an opportunity to receive up to 60% of his base salary as annual incentive discretionary bonus. Mr. Teaney's employment agreement provides for termination by JCN for cause, by voluntary resignation of Mr. Teaney, or by JCN without cause. Upon termination of the Agreement by JCN without cause, Mr. Teaney shall be entitled to certain rights, including, but not limited to, the right to receive his annual salary and normal employee benefits from the date of termination until July 14, 1999.

         JCN has an employment agreement with its Chief Financial Officer, Mr. Mark A. Peterson. The principal terms of Mr. Peterson's employment agreement provide that for a period of three years ending on December 31, 1998, Mr. Peterson shall receive a base salary of $100,000 per year subject to annual review and increase at the discretion of the JCN Board of Directors. Additionally, Mr. Peterson shall be entitled to an annual incentive discretionary bonus set by the JCN Board of Directors. Mr. Peterson's employment agreement provides for termination by JCN for cause, by voluntary resignation of Mr. Peterson, or by JCN without cause. Upon termination of the Agreement by JCN without cause, Mr. Peterson shall be entitled to certain rights, including, but not limited to, the right to receive his annual salary and normal employee benefits for a period of not less than twelve months following the date of termination.

         JCN has an employment agreement with its General Counsel and Secretary, Mr. Price A. Sloan. The principal terms of Mr. Sloan's employment agreement provide that for a period of three years ending on March 19, 1999, Mr. Sloan shall receive a base salary of $100,000 per year subject to annual review and increase at the discretion of the JCN Board of Directors. Additionally, Mr. Sloan shall be entitled to an annual incentive discretionary bonus set by the JCN Board of Directors. Mr. Sloan's employment agreement provides for termination by JCN for cause, by voluntary resignation of Mr. Sloan, or by JCN without cause. Upon termination of the Agreement by JCN without cause, Mr. Sloan shall be entitled to certain rights, including, but not limited to, the right to receive his annual salary and normal employee benefits for a period of not less than twelve months following the date of termination.

CHANGE IN CONTROL AGREEMENTS

JCN has entered into change in control agreements with several of its employees to ensure their continued service and dedication to JCN and their objectivity in considering on behalf of JCN any transaction which would result in a change in control of JCN. Under an agreement with Mr. Brady, if Mr. Brady's employment is terminated or not renewed following a change in control (defined therein to exclude any transaction approved in advance by Mr. Brady in his capacity as a member of the Board), JCN must pay to Mr. Brady (i) his base salary and medical, dental, life, and long-term disability benefits through December 31, 2000 or for twenty-four months, whichever period is longer, and (ii) cause all stock options to become immediately vested. Mr. Brady also has the right to voluntarily terminate employment during the period of six months following a change in control and receive the same benefits. At his current compensation level, the resulting benefit to Mr. Brady would be approximately $6,215,783.

Under agreements with Messrs. de Avila, Peterson, Sloan and Teaney, during the twenty-four month period after a change in control, the employee would be entitled to receive a lump-sum cash payment and certain insurance benefits if such employee's employment were terminated by JCN other than for cause or by such employee for good reason (as defined therein). Upon such termination, JCN must make a lump-sum cash payment to the employee, in addition to any other compensation to which the employee is entitled, of (i) three times such employee's base salary, (ii) an amount equal to the employee's base salary multiplied by such employee's management incentive bonus target participation level percentage and (iii) cause all stock options to become immediately vested. JCN must also maintain medical and dental insurance coverage for the employee and his or her dependents, on the same or substantially similar terms and conditions that existed immediately prior to the termination, for eighteen months. At current compensation levels, the following employees would receive the following approximate amounts: de Avila, $1,019,610; Peterson, $618,260; Sloan, $618,260; and Teaney, $1,016,171. JCN must also pay any excise tax payments required to be withheld under the Internal Revenue Code from any payments made to the employee.


STOCK OPTION PLAN

         The Board of Directors of JCN on March 28, 1996 adopted the 1996 Stock Option Plan (the "JCN Plan") that allowed the granting of stock options to eligible plan participants. The JCN Shareholders approved the JCN Plan at their 1996 annual meeting on May 29, 1996. An amendment and restatement of the JCN Plan was approved subsequently by the Board of Directors to reflect recent changes in the federal securities regulations relevant to the JCN Plan. The JCN Plan authorizes the Board to issue up to 480,000 shares of JCN Common Stock. If an option granted under the JCN Plan expires or is canceled without having been exercised or vested, the shares subject to the unvested and canceled options will be available thereunder for subsequent grants of options. The type, amount, and conditions of any options granted under the Plan are determined by the compensation committee, or such other committee as the JCN Board of Directors determines.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         COMPENSATION PHILOSOPHY: JCN's executive compensation program is designed to provide fair compensation to executives based on their performance and contribution to JCN and to provide incentives that attract and retain key executives, instill a long-term commitment to JCN and develop pride and a sense of Company ownership, all in a manner consistent with shareholder interests. Given these objectives, the executive officers' compensation package includes primarily two elements: (i) base salary, which is reviewed annually; and (ii) incentive compensation consisting of stock options and bonuses.

         Annual adjustments to the base salaries of JCN's executives are based on JCN's performance during the preceding fiscal year and upon a subjective evaluation of each executive's individual contribution to that performance. In evaluating overall performance of JCN, the primary focus is on JCN's financial performance for the year. Additionally, certain intangible criteria, including whether JCN achieved strategic goals and conducted its operations in accordance with the standards of business expected of JCN by its shareholders and the community in which it operates, may also be considered.

         Stock options are likely to be granted annually in the future as additional compensation in an effort to link each executive's future compensation to the long-term financial success of JCN, as measured by stock performance. The total number of options awarded each executive will be based on an evaluation of the performance of each executive under consideration without regard to the number of options held by or previously granted to each executive.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER: For the fiscal year ending December 31, 1997, Barrett Brady, JCN's Chief Executive Officer, received a bonus of $150,000. Mr. Brady's bonus was based on a subjective valuation that considered, in part, JCN's financial performance for the fiscal year as well as the implementation of business strategies established by the JCN Board of Directors.

         This report has been issued over the names of each member of the compensation committee, Thomas J. Turner, III, Chairman, and Mark C. Demetree.


PERFORMANCE OF JCN COMMON STOCK

         Prior to 1997 JCN did not have a class of stock registered under the Securities Exchange Act of 1934. Shares of JCN Common have been traded in the over-the-counter market through inter-broker bulletin board trading under the symbol "NCJC.BB." Trading prior to March 31, 1996 was very infrequent. The graph set forth below compares the yearly percentage change in cumulative stockholder return of JCN's shares of common stock since March 31, 1996 against the cumulative return of the NASDAQ Stock (U.S.), and the group of publicly held companies sharing JCN's Standard Industrial Code: 6552 -- Subdividers and Developers (the "Peer Group Index") covering the same time period. The graph is based on $100 invested on March 31, 1996, in JCN Common, the NASDAQ Stock (U.S.), and the Peer Group Index, each assuming dividend reinvestment.

                                                                           PERIOD ENDING
                             ------------------------------------------------------------------------------------------------------
INDEX                         3/31/96      6/30/96     9/30/96        12/31/97      3/31/97      6/30/97       9/30/97     12/31/97
-----------------------------------------------------------------------------------------------------------------------------------
J.C. Nichols
Company                        100         160.00       143.28         143.28        160.00       152.84        243.58       334.33

NASDAQ - Total US              100          96.79        93.61          98.05         85.37        96.70        115.37       104.12

Peer Group Index               100         107.41       110.37         115.56        109.69       129.76        151.30       141.76

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



         Table A describes the security ownership of certain beneficial owners, while Table B describes the security ownership by management as of April 27, 1998.

TABLE A - Beneficial ownership of those owning more than five percent of the outstanding shares of JCN Common

                                                                                 AMOUNT AND
                                                                                  NATURE OF            PERCENTAGE OF
             NAME OF                                                             BENEFICIAL             OUTSTANDING
        BENEFICIAL OWNER           ADDRESS OF BENEFICIAL OWNER                    OWNERSHIP                SHARES
------------------------------------------------------------------------------------------------------------------------
INTRUST Bank, N.A.,                INTRUST Bank, N.A.                           1,390,003(a)               30.1%
trustee of the J.C. Nichols        Attn:  Scott Rankin
Company Employee Stock             4000 Somerset Drive
Ownership Trust                    Prairie Village, KS  66208

Stephen Feinberg                   450 Park Avenue, 28th Floor                    660,897(b)               14.3%
                                   New York, NY  10022

The Miller Nichols Living          Miller Nichols, Jeannette                      567,095(c)               12.3%
Trust                              Nichols and Clarence Roeder,
                                   Trustees
                                   400 West 49th Terrace
                                   Alameda Towers
                                   Kansas City, MO  64112

Kay N. Callison                    Kay N. Callison                                277,440(d)                6.0%
                                   55 Lemans Court
                                   Shawnee Mission, KS 66208


(a) All 1,390,003 shares are owned by the ESOT and are held in the record name of INTRUST's nominee, Transco & Company. INTRUST Bank, N.A. and Transco & Company disclaim beneficial ownership of all such shares.
(b) 160,957 shares are owned by Cerberus Partners, L.P., a partnership organized under the laws of Delaware ("Cerberus"). 173,220 shares are owned by Cerberus International, Ltd., a corporation organized under the laws of the Bahamas ("International"). 74,500 shares are owned by Ultra Cerberus Fund, Ltd., a corporation organized under the laws of the Bahamas ("Ultra"). Mr. Feinberg possesses sole voting and investment control over all securities owned by Cerberus, International and Ultra. In addition, 252,220 shares are owned by various other persons and entities for which Stephen Feinberg possesses certain investment authority.
(c) Shares reflected include shares beneficially owned by the Miller Nichols Living Trust. Miller Nichols and Clarence Roeder, Chairman Emeritus and Director of JCN, respectively, and Ms. Jeanette Nichols are trustees of the Miller Nichols Living Trust, none of whom have sole voting or investment powers.
(d) Ms. Callison is a director of JCN. Of the shares reported by Ms. Callison, 114,040 are held individually by Ms. Callison and she has sole voting and investment power over such shares. Additionally, 37,640 shares are held in trusts for which Ms. Callison's spouse has sole voting and dispositive power. Ms. Callison is the trustee and has sole investment and voting power for a trust for the benefit of her daughter, Elizabeth Callison. Such trust holds 40,800 shares. Ms. Callison is the co-trustee with her son, Mark Callison, and shares investment and voting power for a trust for the benefit of Mark Callison. Such trust holds 62,480 shares. Ms. Callison is co-trustee with Ann Nichols and UMB Bank, N.A. of Kansas City of the Nancy Nichols Lopez Trust, which owns 7,680 shares. Ms. Callison, Ms. Nichols and UMB Bank share investment and voting power over such shares. Ms. Callison is the co-trustee with Commerce Bank of the Miller Nichols Trust, which owns 14, 800 shares for the benefit of Ms. Ann Nichols. Ms. Callison and Commerce Bank share investment and voting power over such shares.

TABLE B - Management Ownership


                                                                     AMOUNT AND NATURE            PERCENTAGE OF
                                                                            OF                     OUTSTANDING
NAME, TITLE                                                        BENEFICIAL OWNERSHIP              SHARES
-----------------------------------------------------------------------------------------------------------------
Barrett Brady, Director, President and Chief
Executive Officer                                                      122,672(a)                    2.6%

Price A. Sloan, General Counsel and Secretary                            2,550(b)                      *

G. Reid Teaney, Senior Vice President                                    2,600(c)                      *

Mark A. Peterson, Vice President, Treasurer and
Chief Financial Officer                                                  1,300(d)                      *

Edward A. de Avila, Senior Vice President                                1,500(e)                      *

Clarence Roeder, Director                                              567,095(f)                   12.3%

Kay N. Callison, Director                                              277,440(g)                    6.0%

William K. Hoskins, Director                                             2,240                         *

Thomas J. Turner, III, Director                                          1,500                         *

Beneficial Ownership of Directors and Executive
Officers as a Group                                                    978,897                      21.2%

--------------------------
* Less than one percent.
--------------------------

(a) Of the 122,672 shares reported by Mr. Brady, 2,660 shares are held individually by Mr. Brady's spouse. Mr. Brady disclaims beneficial ownership of such shares. Additionally, shares reflected as beneficially owned by Mr. Brady include 8,000 shares held by the Fred Brady Trust dated December 5, 1985. Mr. Brady is a Trustee of such trust and has sole voting and investment power over such shares. An additional 79,000 shares reported by Mr. Brady are attributable to an unexercised but vested stock option from JCN.
(b) Of the 2,550 shares reported by Mr. Sloan, 750 are held individually by Mr. Sloan and 300 are held individually by Mr. Sloan's spouse. Additionally, 500 shares are held in a life insurance trust for the benefit of Mr. Sloan's spouse. Mr. Sloan does not have voting or investment power over the shares held by the trust and disclaims beneficial ownership of such shares. An additional 1,000 shares reported by Mr. Sloan are attributable to an unexercised but vested stock option from JCN.
(c) Of the 2,600 shares reported by Mr. Teaney, 300 are held individually by Mr. Teaney's spouse. An additional 2,000 shares reported by Mr. Teaney are attributable to an unexercised but vested stock option from JCN.

(d) Of the 1,300 shares reported by Mr. Peterson, 1,000 shares are attributable to an unexercised but vested stock option from JCN.

(e) All of the shares reported by Mr. De Avila are attributable to an unexercised but vested stock option from JCN.
(f) All 567,095 shares reported by Mr. Roeder are held by the Miller Nichols Living Trust. Mr. Roeder, Ms. Jeannette Nichols and Mr. Miller Nichols, Chairman Emeritus, are co-trustees of the Miller Nichols Living Trust. Mr. Roeder does not have sole voting or investment powers for such shares. Mr. Roeder disclaims all beneficial ownership of such shares.

(g) Ms. Callison is a director of JCN. Of the shares reported by Ms. Callison, 114,040 shares are held individually by Ms. Callison and she has sole voting and investment power over such shares. Additionally, 37,640 shares are held in trusts for which Ms. Callison's spouse has sole voting and dispositive power. Ms. Callison is the trustee and has sole investment and voting power for a trust for the benefit of her daughter, Elizabeth Callison. Such trust holds 40,800 shares. Ms. Callison is co-trustee with her son, Mark Callison, and shares investment and voting power for a trust for the benefit of Mark Callison. Such trust holds 62,480 shares. Ms. Callison is co-trustee with Ann Nichols and UMB Bank, N.A. of Kansas City of the Nancy Nichols Lopez Trust, which owns 7,680 shares. Ms. Callison, Ms. Nichols and UMB Bank share investment and voting power over such shares. Ms. Callison is the co-trustee with Commerce Bank of the Miller Nichols Trust, which owns 14,800 shares for the benefit of Ms. Ann Nichols. Ms. Callison and Commerce Bank share investment and voting power over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Mr. Thomas J. Turner, III is a Director of JCN and is president and principal shareholder of Charter American Mortgage Company, a business that prepares and presents mortgage loan applications to institutional mortgage lenders. Charter American Mortgage Company has from time to time been asked to provide services to JCN, and JCN has obtained loans as a result of loan applications taken by Charter American Mortgage Company. Such loans were obtained by JCN at rates competitive with the rates charged by other mortgage lenders. Charter American Mortgage Company has earned approximately
$145,875 in the last year in loan origination fees on mortgage financing obtained by JCN as a result of services provided by Charter American Mortgage Company.

     Mr. C. Q. Chandler, III is a director of JCN and is also chairman of the board of directors and a significant shareholder of INTRUST. INTRUST received payments of fees and expenses from the ESOT totaling $114,480 during 1997 for serving as trustee of the ESOT. The fee was determined based on a percentage of assets in the ESOT.

     On January 29, 1997, JCN purchased all outstanding shares of JCN Common owned beneficially and of record by AHI. Additionally, Mr. John Simon and Mr. James W. Quinn, who are affiliated with AHI, resigned as directors of JCN. JCN paid consideration of $27.25 per share, or a total of $25,856,980 for the 948,880 shares of JCN Common owned by AHI. At the closing, JCN delivered to AHI $12,809,880 in cash (plus eight percent (8%) interest per annum from January 15, 1997 to January 29, 1997 in an amount totaling $39,307). JCN also executed a promissory note in the amount of $12,989,600 (which reflects a $57,500 reduction for certain expenses), bearing interest at a rate of eight percent (8%) per annum with interest accruing commencing on January 15, 1997. That promissory note is secured by the pledge of a mortgage receivable and real property. The purchase price for the stock held by AHI was based on a negotiated price within the range of trades in the fourth quarter of 1996, which trades were between $27.00 and $31.06 per share. The transaction was negotiated on behalf of JCN over a number of months by management of JCN, with input from the JCN Board of Directors. The transaction was unanimously approved by the JCN Board of Directors without the participation of Mr. Simon or Mr. Quinn.

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

    EXHIBIT
      NO.
    -------
    10.3(b)    Amendment to Real Estate Contract of Sale*
    10.3(c)    Second Amendment to Real Estate Contract of Sale*
    10.3(d)    April 25, 1995 Letter Agreement constituting third amendment to Real Estate Contract for Sale*
    10.3(e)    May 11, 1995 Letter Agreement constituting fourth amendment to Real Estate Contract of Sale*
    10.4(a)    Secured Promissory Note -- Note A*
    10.4(b)    Secured Promissory Note -- Note B*
    10.4(c)    Deed of Trust, Security Agreement and Assignment of Rents*
    10.4(d)    Assignment of Leases and Rents*
    10.6       Restated Joint Venture Agreement*
    10.7       J.C. Nichols Company 1996 Stock Option Plan, Amended and
               Restated Effective May 30, 1996*
    10.8       Form of Indemnification Agreement entered into between the
               Company and each of the members of the Board of Directors
               and certain Officers*
    10.9       Form Employment Agreement between the Company and Certain
               Officers*
    10.10      Employment Agreement between the Company and Mr. Brady,
               President and Chief Executive Officer of the Company*
    10.11      Settlement Agreement between the Company and Deloitte &
               Touche LLP*
    10.12      Stock Purchase Agreement among the Company, AHI Metnall
               L.P., John Simon and James W. Quinn*
    10.13      Operating Agreement of KH-JCN, L.C. between the Company and
               Kessinger/Hunter & Company, Inc., and First Amendment to
               Operating Agreement****
    10.14      Call Right issued by the Company Kessinger/Hunter & Company,
               Inc.****
    10.15      Agreement and Plan of Merger among the Company, Highwoods
               Properties, Inc. and Jackson Acquisition Corporation***
    16.1       Later re: Change in Certifying Accountant*
    21.1       List of Subsidiaries and Affiliates of the Company****
    27.1       Financial Data Schedule****
    99.1       Settlement Agreement and Mutual Releases as of June 30,
               1995*

-------------------------
*   Incorporated by reference to the Company's Registration Statement on Form
10.
** Incorporated by reference to the Company's Form 8-A12G/A filed on July 29, 1997.
*** Incorporated by reference to the Company's Form 8-K filed on December 24, 1997.
**** Incorporated by reference to the Company's Form 10-K filed March 31, 1998.

     (b) Reports on Form 8-K
         Agreement and Plan of Merger among the Company, Highwoods Properties, Inc. and Jackson Acquisition Corporation (Form 8-K filed on December 24, 1997).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 1998.


                                          J.C. NICHOLS COMPANY
                                          (Registrant)

                                          By:   /s/ Barrett Brady
                                            ------------------------------------
                                                       Barrett Brady
                                                Chief Executive Officer and
                                                          President


     We, the undersigned directors and officers of J.C. Nichols Company, do hereby constitute and appoint Barrett Brady and Mark Peterson, and each of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for us and in our name, place and stead, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and we do hereby ratify and confirm all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


                SIGNATURE                                      TITLE                           DATE
                ---------                                      -----                           ----

                                              Chairman of the Board, and Director
------------------------------------------
            William K. Hoskins

            /s/ BARRETT BRADY                 President, Chief Executive Officer and      May 18, 1998
------------------------------------------    Director
              Barrett Brady

           /s/ KAY N. CALLISON                Director                                    May 18, 1998
------------------------------------------
             Kay N. Callison

          /s/ C.Q. CHANDLER III               Director                                    May 18, 1998
------------------------------------------
            C.Q. Chandler III

           /s/ MARK C. DEMETREE               Director                                    May 18, 1998
------------------------------------------
             Mark C. Demetree

          /s/ WILLIAM V. MORGAN               Director                                    May 18, 1998
------------------------------------------
            William V. Morgan

          /s/ CLARENCE L. ROEDER              Director                                   May 18, 1998
------------------------------------------
            Clarence L. Roeder

          /s/ THOMAS TURNER                   Director                                   May 18, 1998
------------------------------------------
             Thomas J. Turner

           /s/ MARK A. PETERSON               Vice President, Chief Financial Officer     May 18, 1998
------------------------------------------    and Treasurer (Principal Accounting
             Mark A. Peterson                 Officer)